Form 10QSB
period 2006-12-31
DanaPc.com
filed 2007-02-14
CIK 1378036

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 333--138471

DANAPC.COM

 (Exact Name of small business issuer as specified in its charter)

            Wyoming

20-5244503

(State or other Jurisdiction of

I.R.S. Employer Identi-

Incorporation or Organization

fication No.)

24351 Pasto Road, #B, Dana Point, California 92629

 (Address of Principal Executive Offices)

(Zip Code)

(949) 489-2400

(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes         No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes         No   X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value

            16,000,000

Title of Class

Number of Shares outstanding

at December 31, 2006

Transitional Small Business Format     Yes            No    X

DANAPC.COM

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

ASSETS

As of

As of

December  31,

July 31,

2006

2006

(Unaudited)

(Audited)

CURRENT ASSETS

Cash and Cash equivalents

$

610

$

3,800

Total Current Assets

$

610

$

3,800

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable

$

4,000

$

--

Total  Current Liabilities

$

4,000

$

--

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, no par value; unlimited shares

  authorized; 16,000,000 shares issued and outstanding

16,000

--

Additional Paid-in Capital

500

--

Preferred Stock, no par value; unlimited shares

  authorized; no shares issued and outstanding

Deficit accumulated during the development stage

(8,890)

(200)

Less: Subscription receivable

(11,000)

(12,000)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

(3,390)

(3,800)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

$

610

$

3,800

Note: The balance sheet at July 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements..

DANAPC.COM

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FROM INCEPTION

FOR THE THREE

FOR THE SIX

ON JULY 21,

MONTHS ENDED

MONTHS ENDED

2006 THROUGH

DECEMBER 31,

DECEMBER 31,

DECEMBER 31

2006

2006

2006

REVENUES

$

--

$

--

$

--

EXPENSES

  General and Administrative

7,144

8,890

8,890

   Income (Loss) before other

        income (expense)

(7,144)

(8,890)

(8,890)

INCOME (LOSS) BEFORE

  INCOME TAXES

(7,144)

(8,890)

(8,890)

CURRENT TAX EXPENSE

--

--

--

NET INCOME (LOSS)

$

(7,144)

$

(8,890)

$

(8,890)

LOSS PER

  COMMON SHARE

$

(.00)

$

(.00)

$

(.01)

BASIC AND DILUTED WEIGHTED

AVERAGE SHARES OUTSTANDING

16,000,000

16,000,000

16,000,000

The accompanying notes are an integral part of these financial statements..

DANAPC.COM

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

CUMULATIVE

FOR THE SIX

FROM INCEPTION

MONTHS ENDED

(July 21, 2006)

December 31,

TO

2006

December 31, 2006

Cash Flows from Operating Activities:

  Net Income (loss)

$

(8,890)

$

(8,890)

  Adjustments to reconcile net loss to net cash

    used by operating activities:

Changes in assets and liabilities:

    Increase (decrease) in accounts payable

 4,000

4,000

Net Cash Provided (used) by

Operating Activities

(4,890)

 (4,890)

Cash Flows from Financing Activities:

   Contribution to Capital

500

500

  Payment for sale of common stock

5,000

5,000

  Net Cash Provided (used) by

     Financing Activities

5,500

5,500

Net Increase (Decrease) in Cash

 610

610

Cash Balance at Beginning of Period

0

-

Cash at End of Period

$

610

$

610

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest

$

--

$

--

     Income taxes

$

--

$

--

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the six months ended December 31, 2006:

         An entity related to a shareholder of the Company forgave an amount receivable of $500.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.

The accompanying notes are an integral part of these financial statements.

DANAPC.COM

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – DanaPC.com (the “Company”) was organized under the laws of the State of Wyoming on July 21, 2006. The Company is developing a web site to give consumers information on commonly encountered problems with personal computers.  The Company has not yet generated any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2006 audited financial statements.  The results of operations for the periods ended December 31, 2006 are not necessarily indicative of the operating results for the full year.

Fiscal Year - The Company’s fiscal year-end is June 30.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company has not yet incurred any advertising costs.

Web Development Costs. Web Development costs are expensed as incurred.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 2].  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The Company has not issued any stock options or warrants.

Organization Costs - Organization costs, which reflect amounts expended as of December 31, 2006, were expensed as incurred.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 3].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 6].

DANAPC.COM

 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Recently Enacted Accounting Standards - In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.  We  do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

DANAPC.COM

 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

In October 2006, the FASB issued SFAS No. 157, “Statement of Financial Accounting Standards” (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years

(e.g., January 1, 2008, for calendar year-end entities.)  We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Statement of Financial Accounting Standards” (“SFAS 158”) which amends SFAS No. 87, 88, 106, and 132(R).  Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation.  SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106.  Additionally, the measurement date is to be the date of the employer’s fiscal year-end.  Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations.  SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities.  We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2  - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In July 2006, in connection with its organization, the Company issued 16,000,000 shares of their previously authorized but unissued common stock to various individuals including 10,000,000 which was issued to an officer/shareholder of the Company.  The shares were issued for a subscription receivable of $12,000 and for cash of $4,000 (or $.001 per share).  $1,000 of the subscription receivable was paid off in August 2006.

In November 2006 an entity related to a stockholder performed legal services valued at $500 in connection with the Company’s registration statement on Form SB-2.  The related receivable was forgiven by the law firm and was accounted for as a contribution to capital.

DANAPC.COM

[A Development Stage Company]

NOTES TO  UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

Stock Option Plan - In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At December 31, 2006, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2006 an unused operating loss carryforward of approximately $8,890 which may be applied against future taxable income and which expires in 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets, which consist of deferred compensation, tax basis of fixed assets in excess of book basis and net operating loss carryforwards, are approximately $0 as of December 31, 2006, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $0 for the period from inception on July 21, 2006 through December 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices, as needed, at no expense to the Company.

DANAPC.COM

[A Development Stage Company]

NOTES TO NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

From Inception

on July 21,

2006 Through

December 31, 2006

_____________

Loss from operations available to

common shareholders (numerator)

$

(8,890)

_____________

Weighted average number of

common shares outstanding used

in loss per share for the period

(denominator)

16,000,000

_____________

Loss per share

$

(0.00)

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have not received revenues from operations through December 31, 2006.  Until we receive funding from outside sources, such as debt or equity financing, our operations will be severely limited by the financial resources that can be provided by officers' personal loans.

DanaPC.com will require approximately $50,000 in cash over the next twelve months to effect is business plan.  We expect to obtain this cash from the proceeds of one or more private or public offerings.

The following sets forth the approximately amounts needed for each category of expenses:

Marketing, advertising and promotion

$

10,000

Webpage development and updating

25,000

General and administrative expenses

15,000

    Total

$

50,000

Marketing will primarily consist of costs to upgrade the website’s position in search engines and a limited cash outlay for sponsored link advertising in search engines.

Webpage development will be primarily conducted by independent contractor web programmers outsourced in Ukraine. The monthly salary for web designers in Ukraine ranges from $150 to $800 per month, so DanaPC.com believes that the $25,000 will be sufficient to develop and maintain a web site with changes. We have already constructed a temporary version of the site at DanaPC.com.

General and Administrative Expenses, consisting of salaries, legal, accounting and office expenses will commence to be expended immediately at about $2,000 per month.

If we do not receive enough to carry out the entire business plan, we will cut general and administrative expenses to under $1,000 per month, defer marketing, and our product development will be delayed.  This delay may or may not have a significant effect on revenues, depending on our success in search engine placement.

We do not have any agreements or understandings with respect to sources of capital.  We have not identified any potential sources.  It's likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained.  Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

Information included in this prospectus includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this prospectus constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many facilities, including:

o     our success in developing our website;

o     our ability to attract and retain sponsored banner advertisements;

o     the effects of competition from other websites offering similar information;

o     our ability to obtain additional financing; and

o     other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this quarterly  report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this prospectus.

Item 3. Controls and Procedures.

(a) Our Chief Executive Officer (CEO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon this evaluation, the CEO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to DanaPC.com is included in this quarterly report.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  During our most recent fiscal quarter, there have been no changes in out internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(b)

Changes in internal controls.  During our most recent fiscal quarter, there have been no changes in out internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  None

Item 2.

CHANGES IN SECURITIES - None

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

--None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAPC.COM

Date:

February 14,  2007

By:/s/ Yuriy Semenov

Yuriy Semenov

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)