Form 10QSB
period 2007-03-31
DanaPc.com
filed 2007-05-22
CIK 1378036

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 333--138471

DANAPC.COM

 (Exact Name of small business issuer as specified in its charter)

            Wyoming

20-5244503

(State or other Jurisdiction of

I.R.S. Employer Identi-

Incorporation or Organization

fication No.)

Puskinska 20-3, Kiev, Ukraine

 (Address of Principal Executive Offices)

(Zip Code)

011-380-44-331-6201

(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes     X    No         .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes   X      No  ______

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value

            16,000,000

Title of Class

Number of Shares outstanding

at March 31, 2007

Transitional Small Business Format     Yes            No    X

DANAPC.COM

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

(Unaudited)

ASSETS

Unaudited

Audited

As of

As of

March 31,

July 31,

2007

2006

CURRENT ASSETS

Cash and Cash equivalents

$

551

$

3,800

Total Current Assets

$

551

$

3,800

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable

$

8,160

$

--

Accounts payable – related party

14,800

--

Total Current Liabilities

$

22,960

$

--

STOCKHOLDERS' (DEFICIT)

Common Stock, no par value; unlimited shares

  authorized; 16,000,000 shares issued and outstanding

16,000

16,000

Preferred Stock, no par value; unlimited shares

  authorized; no shares issued and outstanding

--

--

Additional Paid–in Capital

500

500

Deficit accumulated during the development stage

(27,909)

(200)

Less: Subscription receivable

(11,000)

(12,000)

TOTAL STOCKHOLDERS' (DEFICIT)

(22,409)

(3,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

$

551

$

3,800

Note: The balance sheet at July 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of the financial statements.

DANAPC.COM

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

FROM INCEPTION

FOR THE THREE

FOR THE NINE

ON JULY 21,

MONTHS ENDED

MONTHS ENDED

2006 THROUGH

MARCH 31,

MARCH 31,

MARCH 31

2007

2007

2007

REVENUES

$

--

$

--

$

--

EXPENSES

  General and Administrative

19,019

27,909

27,909

   Income (Loss) before other

        income (expense)

(19,019)

(27,909)

(27,909)

INCOME (LOSS) BEFORE

  INCOME TAXES

(19,019)

(27,909)

(27,909)

CURRENT TAX EXPENSE

--

--

--

NET INCOME (LOSS)

$

(19,019)

$

(27,909)

$

(27,909)

LOSS PER

  COMMON SHARE

$

(.01)

$

(.01)

$

(.01)

BASIC AND DILUTED WEIGHTED

AVERAGE SHARES OUTSTANDING

16,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DANAPC.COM

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

CUMULATIVE

FOR THE NINE

FROM INCEPTION

MONTHS ENDED

(July 21, 2006)

March 31,

TO

2007

March 31, 2007

Cash Flows from Operating Activities:

  Net Income (loss)

$

(27,909)

$

(27,909)

  Adjustments to reconcile net loss to net cash

    used by operating activities:

Changes in assets and liabilities:

    Increase (decrease) in accounts payable

 8,160

8,160

Net Cash Provided (used) by

Operating Activities

4,949

 4,949

Cash Flows from Financing Activities:

   Contribution to Capital

500

500

  Proceeds from sale of common stock

5,500

5,500

  Net Cash Provided (used) by

     Financing Activities

551

551

Increase (decrease) in accounts payable –

   Related Party

14,800

14,800

Net Increase (Decrease) in Cash

 11,610

11,610

Cash Balance at Beginning of Period

0

-

Cash at End of Period

$

551

$

551

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest

$

--

$

--

     Income taxes

$

--

$

--

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the nine months ended March 31, 2007:

         An entity related to a shareholder of the Company forgave an amount receivable of $500.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DANAPC.COM

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2006 audited financial statements.  The results of operations for the periods ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement did not have an effect on the Company’s financial statements.

NOTE 2  - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In July 2006, in connection with its organization, the Company issued 16,000,000 shares of their previously authorized but unissued common stock to various individuals including 10,000,000 which was issued to an officer/shareholder of the Company.  The shares were issued for a subscription receivable of $12,000 and for cash of $4,000 (or $.001 per share).  The subscription receivable was paid off in partly ($1,000) in August 2006.

In November 2006 an entity related to a stockholder performed legal services valued at $500 in connection with the Company’s registration statement on Form SB-2.  The related receivable was forgiven by the law firm and was accounted for as a contribution to capital.

DANAPC.COM

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

Stock Option Plan - In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At March 31, 2007, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

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

The Company has available at March 31, 2007 an unused operating loss carryforward of approximately $27,900 which may be applied against future taxable income and which expires in 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets, which consist of deferred compensation, tax basis of fixed assets in excess of book basis and net operating loss carryforwards, are approximately $0 as of March 31, 2007, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $0 for the period from inception on July 21, 2006 through March 31, 2007.

NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices, as needed, at no expense to the Company.

An officer and shareholder advanced $1,800 to pay web developed costs in the quarter ended March 31, 2007.

Another officer shareholder has accrued salary of $9,000 for the three months ended March 31, 2007.

DANAPC.COM

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(27,909)

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have not received revenues from operations through March 31, 2007.  Until we receive funding from outside sources, such as debt or equity financing, our operations will be severely limited by the financial resources that can be provided by officers' personal loans.  We expect to have revenue in the quarter ended June 30, 2007.

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

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

May    18 ~~___~~ , 2007

By:/s/ Yuriy Semenov

Yuriy Semenov

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)