Form 10QSB/A
period 2006-12-31
DanaPc.com
filed 2007-06-27
CIK 1378036

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Yes   X      No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value

            16,000,000

Title of Class

Number of Shares outstanding

at December 31, 2006

Transitional Small Business Format     Yes            No    X

DANAPC.COM

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

(Unaudited)

ASSETS

July 31,

December 31,

2006

2006

CURRENT ASSETS

Cash and Cash equivalents

$

3,800

$

11,610

Total Current Assets

$

3,800

$

11,610

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable

$

--

$

4,000

Total  Current Liabilities

$

--

$

4,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, no par value; unlimited shares

  authorized; 16,000,000 shares issued and outstanding

16,000

16,500

Preferred Stock, no par value; unlimited shares

  authorized; no shares issued and outstanding

Deficit accumulated during the development stage

(200)

(8,890)

Less: Subscription receivable

(12,000)

--

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

(3,800)

7,610

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

$

3,800

$

11,610

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

 (4,000)

4,000

Net Cash Provided (used) by

Operating Activities

1,257

 (4,890)

Cash Flows from Financing Activities:

   Contribution to Capital

500

500

  Proceeds from sale of common stock

16,000

16,000

  Net Cash Provided (used) by

     Financing Activities

16,000

16,500

Net Increase (Decrease) in Cash

 11,610

11,610

Cash Balance at Beginning of Period

0

-

Cash at End of Period

$

11,610

$

11,610

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

8,890

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

June 15, 2007

By:/s/ Yuriy Semenov

Yuriy Semenov

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)