Form 10KSB
period 2007-06-30
DanaPc.com
filed 2007-10-15
CIK 1378036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended June 30, 2007

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities and  Exchange Act of 1934 For the transition period from  __________to _________

DANAPC.COM

(Name of small business issuer in its charter)

Wyoming

20-5244503

(State or other jurisdiction of

(IRS Employer Identi-

 incorporation or organization)

fication No.)

Pushkinska 20-3, Kiev Ukraine

 (Address of principal executive offices)

(Zip Code)

Issuer's telephone number: +380 44 3316201

Securities registered pursuant to Section 12(b)of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [  X  ]      No

Check if there is no disclosure of delinquent filers in response  to Item 405 of Regulation  S-B is not contained in this form, and no disclosure  will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ X ]    No  [    ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of Common Stock as of  June 30, 2007:

Common Stock, no Par Value –

16,000,000  Shares

Transitional Small Business Disclosure Format           YES            NO   X

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers.

No annual report to security holders or proxy soliciting material has been sent to security holders prior to the filing of this Report.

PART I

Item 1.

DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. DanaPC.com expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

The shares are a speculative investment and very risky.  You should especially consider the following risk factors.

We are still in the development stage.

DanaPC.com's activities have been limited.  We have not received any revenues or income related to our business through June 30, 2007.  Our cumulative losses since inception are $41,977.  There can be no assurance that DanaPC.com will be able to develop and market its website or realize income from advertisements.  DanaPC.com is in need of approximately $50,000 in funding to carry out its business plan for the next 12 months for marketing costs and general and administrative expenses.  The terms of any offering to raise this capital infusion have not been determined.  As a result of the significant operating expenses related to start up operations, operating results will be adversely affected if significant sales do not materialize, whether due to competition or otherwise.  There can be no assurance that DanaPC.com will be able to obtain required funding, nor that it will be able to grow in the future or attain profitability.  There can be no assurance that DanaPC.com will be able to implement its business plan in accordance with its internal forecasts or to a level that meets the expectations of investors.

Our auditors have rendered a going concern emphasis opinion on our financial statements.

Our auditors have expressed concern as to the uncertainties in our business which raise substantial doubt about our ability to continue as a going concern.  If our business is ultimately unsuccessful, the assets on our balance sheet could be worth significantly less than their carrying value and the amount available for distribution to stockholders on liquidation would likely be insignificant.

Penny stock rules could make it hard to resell your shares.

DanaPC.com's common stock does not meet the listing requirements for any trading market other than the OTC Bulletin Board, a quotation medium for subscribing members, or the Pink Sheets LLC.  The OTC Bulletin Board and the Pink Sheets LLC may not accept the application of any market maker to initiate quotations in our common stock.  Consequently, the liquidity of DanaPC.com's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of DanaPC.com, and lower prices for DanaPC.com's securities than might otherwise be attained.

In addition, the "penny stock" rules limit trading of securities not traded on NASDAQ or a recognized stock exchange, or securities which do not trade at a price of $5.00 or higher, in that brokers making trades in those securities must make a special suitability determination for purchasers of the security, and obtain the purchaser's written consent prior to purchase.  If our common stock is not listed on NASDAQ or a recognized stock exchange or its trading price is not $5.00 or more these rules may cause many potential purchasers to reconsider their intended purchase of our common stock.  The application of these rules may make it difficult for purchasers in this offering to resell their shares.

Background

We were incorporated in Wyoming on July 21, 2006 to provide an informational website to the average PC user. Up to now our activities have been limited to organizational matters and developing our website, located at www.danapc.com. The website is operational but under continual upgrade.

General

DanaPC.com is a new website which assists consumers in solving everyday problems with their IBM compatible personal computers. Located at www.danapc.com, our website offers organized categories for help topics such as “I have bought a new computer, what should I do,” “I think I have a virus,” and “how do I burn CDs?”  Although this information is already available on the internet, and is common knowledge for expert computer users,  it is not presented on any other site in an organized manner suitable for the vast majority of PC users.  Use of the site is free of charge. We hope to obtain revenue by selling banner advertisements and click-through advertisements.

We have not yet enjoyed any revenues. We are newly organized and our web site, although online, is under continual development. We are in the process of revising our site to improve its appearance and to seek high placement in internet search engines.

DanaPC.com does not intend to acquire any other business, whether or not in the internet industry.

Website Development

Our website content is being developed by our officers, based on their own knowledge and publicly available information.  We will hire web designers to refine our website for presentation and ease of use.  We anticipate that we can benefit from the low cost of web designers available in Ukraine in order to reduce our web design costs. Our web site is operational at danapc.com.

Market and Marketing

According to internetworldstats.com, there are about 227 million internet users in North America. Most of those users utilize PCs and its Windows (a trademark of Microsoft Corporation) based computer systems. We believe that most of these computer users are not technically proficient in the use of Windows and that our site would be highly useful to those users. However, we have not engaged in any formal marketing studies.

We intend to market our site exclusively through the internet. We will hire a webmaster to assist us in upgrading our web design and to obtain the highest possible placement on internet search engines. We may consider some limited advertising on other web sites and plan to actively explore sponsorship by companies in the PC hardware or software business.  As with many other free web sites, such as www.myspace.com and www.youtube.com that have recently enjoyed success, we expect to generate revenues through banner advertisement or other click-though advertisements. Clicking on the advertisement takes the user to the advertiser’s web page, and generate a negotiated or payment for each click. Since these advertisements generally pay based on the number of clicks they generate, it will be to our advantage to increase the number of visitors to our site.  We cannot predict if our site will enjoy success. We have no affiliation with the above mentioned websites and do no mean to imply any affiliation nor that we will have comparable success.

Currently we have limited bandwith available to our site. If our site has even limited success, bandwith will be our biggest expense.   Its possible that our bandwith costs will temporarily exceed advertising revenues especially if there is a sharp upturn in our traffic. We do not know how much the shortfall will be, nor the source for funding for that shortfall.

Intellectual Property

Our web site is copyrighted. We regard our copyrights and similar intellectual property as important to our success. We have not trademarked “DanaPC.com”with any federal or state authority and will rely on common law trademark protection.  Policing any copyright or trademark violation, especially outside the United States, could be problematic.   In addition, while we are not aware our site infringes the proprietary rights of third parties, there can be no assurance that other parties will not assert infringement claims against us in the future based on our website.  We may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the copyrights and other intellectual property rights of third parties by us and our licensees.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.  In addition, parties making these claims may be able to obtain an injunction, which could prevent us from operating.  Any of these results could harm our business.

Competition

Our competitors are principally other information sources such as computer publications, manufacturers and similar self help services and computer technicians. Although, to our knowledge, no other site organized as ours exists, the information is not unique and could be easily duplicated. Other companies already in the internet or PC business with much greater resources could enter into competition with us.  We hope to be the most complete, easy to use and correct web site offering information to novice or intermediate computer users.

Employees;

We have no employees other than our officers. Upon receipt of funding we plan to hire 2 full time persons in web design and web content editing in Ukraine and 1 part time in administration in California.  None of our employees are currently full time.

Legal Proceedings

DanaPC.com is not a party to any pending legal proceeding.

.

Item 2.

DESCRIPTION OF PROPERTY

We are currently using a limited amount of office space of officers and director.    Our space in Ukraine is provided by our president and director at the travel agency where he works for no cost.

Item 3.

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

Market Information and Sales of Unregistered Securities.

The Company's Common Stock has never traded. As of June 30, 2007 there were 49 record holders of Company common stock. The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.  The Common Stock became listed on the OTC Bulletin Board in September, 2007 under the symbol DANA.OB. There has been no trading through the month of September, 2007.

 The Company issued 16,000,000 newly issued shares on July 21, 2006 to 7 individuals, comprising all of the shareholders of DanaPC.com.  No underwriter was involved. The transaction is exempt under section 4(2) of the Securities Act of 1933 as one not involving any public solicitation or public offering.  All of the purchasers were required to sign letters regarding their investment qualifications.

Certain shareholders of the Company have entered into a Lockup Agreement dated as of July 31, 2007. Under the Lockup Agreement, these shareholders have agreed to lock up all but 25,000 of the shares held by each of them until the earlier of June 30, 2010, or the occurrence of certain events. The total number of shares subject to the lockup is 5,640,000 shares, or 35.3% of the 16,000,000 outstanding shares of the Company. The executive officer and director of the Corporation owns 10,000,000 shares, which are restricted shares.  As a result of the lockup, there are an aggregate of 360,000 unrestricted shares outstanding held by 48 persons.

 Report of Offering of Securities and Use of Proceeds Therefrom.

Not Applicable.

Company repurchases of common stock during the year ended June 30, 2007.

There were no Company repurchases of common stock during the year ended June 30, 2007.

Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2007

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding options,

(excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

            2,000,000 --

---                                        2,000,000

Plans approved by

Security holders

Equity compensation

0

 0

--

Plans not approved

By Security holders

Total

0

2,000,000

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “Plan”) dated the 21st day of July, 2007. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. There is reserved for issuance under the Plan an aggregate of 2,000,000 shares of Common Stock, and no options  have been granted. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In addition, awards of or rights to purchase shares of  Common Stock (“Stock Rights”) may be granted under the Plan.

Sales of Unregistered Securities during the year ended June 30, 2007.

All issuances have been disclosed in the Company’s prior periodic filings.

Securities and Exchange Commission Rule 15g

Our Company’s shares are covered by Rule 15g of the Securities and Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.”

Change of Control.

There have been no changes of control.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not received revenues from operations.  Until we receive funding from outside sources, such as debt or equity financing, our operations will be severely limited by the financial resources that can be provided by officers' personal loans.

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

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

Item 7.

FINANCIAL STATEMENTS

Our financial statements are appended to the end of this report.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A(T).

CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B.

OTHER INFORMATION

Not applicable

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of the Board of Directors of DanaPC.com serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors and officers of DanaPC.com since its inception on July 21, 2006.

Yuriy Semenov

President, Chief Financial Officer and Director

Jehu Hand

Secretary

Yuriy Semenov, age 25, has been President, Chief Financial Officer and Director of DanaPC.com since its inception in July 2006. Mr. Semenov has been Managing Director of Athena Travel, LLC since March 2005. From September 2004 to March 2005 he was engaged in organizing and licensing Athena Travel. Athena Travel is a travel agency located in Kiev, Ukraine.  Prior to September 2004 he was a student.

Jehu Hand, age 51, has been Secretary of DanaPC.com since its inception.  Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand, a law corporation from 1994 to 1999, and of Hand & Hand, a professional corporation, from June 2002 to the present.  He is licensed with the California State Bar.  Hand & Hand was a sole proprietorship until it incorporated as a law corporation in May 1994.  From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Biolase Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment.  He was a director of Biolase from February 1992 to February 1993.  From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard.  From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation.   From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989.  From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio.  Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is a registered principal (Series 7, 24 and 63) of Jackson, Kohle & Co., a broker-dealer and member of the Financial Industry Regulatory Authority.  Jackson Kohle has not participated in any offering for DanaPc.com and does not make any market in securities. Mr. Hand was a director and president of Albion Aviation, Inc. from 2000 to March 2003, and is the sole officer and director of Russian Athena, Inc.  He is also President, Chief Financial Officer and Director of Cozumel Corporation, engaged in buying, selling and refitting luxury yachts. He currently devotes 10 hours per week to DanaPC.com.

Code of Ethics

We have not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. We intend to adopt a code of ethics before June 30, 2008.

Audit Committee Financial Expert

DanaPC.com does not have an audit committee.  DanaPC.com does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members.  We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of DanaPC.com's executive officers and directors during each of the last three fiscal years.  The remuneration described in the table does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.  The value of such benefits cannot be precisely determined, but the executive officers named below did not receive such other compensation in the years set forth below.

The following table sets forth the cash and all other compensation of DanaPC.com's executive officers and directors during each of the last three fiscal years.  The remuneration described in the table includes the cost to DanaPC.com of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of DanaPC.com's business.  Until we obtain funding, Mr. Semenov is deferring his salary of $3,000 per month which commenced on January 1, 2007.

Summary Compensation Table

ANNUAL COMPENSATION

LONG TERM COMPENSATION

Name and

Other Annual

Awards

Payouts

All

Principal Position

Year

Salary

Bonus

Compensation

Other

Restricted

Securities

 LTIP

Compensation

Stock

Underlying

Payouts ($)

Awards ($)

Options SARs(#)

 Yuriy Semenov

2007

$18,000

0

0

0

0

0

0

  President and CFO

2006

0

0

0

0

0

0

2005

0

0

0

0

0

0

0

Option/SAR Grants in Year ended June 30, 2007 to Named Executive Officers

Number of

% of Total

Securities

Options/SARs

Underlying

Granted to

Options/SARs

Employees in

Exercise or Base

Expiration

Name

Granted (#)

Fiscal Year

Price ($/Sh)

Date

Yuriy Semenov

0

0

--

--

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of

Securities

Value of

Underlying

Unexercised

Unexercised

In-the-Money

Options/SARs at

Options/SARs at

Fiscal Year End

Fiscal Year End

Shares Acquired

Exercisable/

Exercisable/

Name

on Exercise (#)

Value Realized ($)

Unexercisable

Unexercisable

Yuriy Semenov        -

--

--

--

DanaPC.com has no long term incentive plans other than the plans described above.

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by DanaPC.com to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of DanaPC.com's directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, DanaPC.com believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised

Name and Address

Common Stock

Percentage

Yuriy Semenov(1)

10,000,000

62.5%

Jehu Hand(2)

2,000,000

12.5%

24351 Pasto Road, Suite B

Dana Point, California 92629

Pacific Coast Distributors LLC(3)

1,000,000

6.3%

Bogdana Kovchuzhnaya

1,000,000

6.3%

20-3 Pushkinska

Kiev, Ukraine

Coolserve Corporation(4)

1,000,000

6.3%

Logisky Tract 9-37

Minsk, Belarus

All officers and directors

  as a group (2 persons)

12,000,000

75.0%

(1)

The address of this person is c/o the Company.

(2)

Includes 1,000,000 shares held by Ecco Petroleum Family Limited Partnership, which Mr. Hand controls, and 1,000,000 shares held by Sheridan Clearing Corporation, the nominee for an investment group which he directs, named Arrakis Select Inc.

(3)

Pacific Coast Distributors LLC is owned by Adam Hand, the brother of Jehu Hand.

(4)

Coolserve Corporation  is owned by Alexander Sosnovsky

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DanaPC.com was organized as a Wyoming corporation on July 21, 2006 to engage in developing and operating a web site to aid PC users with typical software issues.  Seven shareholders, who are all listed under the caption “Principal Stockholders” purchased shares for $.001 per share in cash or cash advanced for incorporation costs. These persons may be considered to be “promoters” of DanaPC.com.

Coolserve Corporation, a shareholder, may provide web design services at its normal prices to DanaPC.com. Coolserve is engaged in web site hosting, web design and programming services

PART IV

Item 13.

EXHIBITS

Exhibit Number

Exhibit

3.

Certificate of Incorporation and Bylaws

3.1.

Articles of Incorporation(1)

3.3

Bylaws(1)

4.

Instruments Defining Rights of Security Holders

10.1

Lockup Agreement. Incorporated by reference to the Registrant’s Current Report on Form8-K dated July 31, 2007 (document reproduced in its entirety in the Report)

10.

Material Contracts

10.1 Stock Option Plan.(1)

21.

Subsidiaries of the small business issuer-None.

31

Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

32

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed herewith.

All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing.

(b) Financial Statement Schedules

All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(1)

Filed with the Registration Statement on Form SB-2, file number 333-138471 and incorporated by reference to this Annual Report.

Item 14.

 Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, DeJoya Griffith & Company, LLC billed us $12,250  for audit and review  fees during  the fiscal year ended June 30, 2007.

Less than 50% of the hours expended by our auditors on the audit for the year ended June 30, 2007 were performed by persons other than the above accounting firm’s  full time employees.

Audit –related Fees

None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized on October 15, 2007.

DANAPC.COM

By:/s/ Yuriy Semenov

Yuriy Semenov

President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange  Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 15, 2007.

By:     /s/ Yuriy Semenov

President and Chief Financial Officer

Yuriy Semenov

(principal executive and financial officer) and Director

To the Board of Directors and Stockholders

DanaPC.com

(A Development Stage Company)

Kiev, Ukraine

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of DanaPC.com (A Developmental Stage Company) as of June 30, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the period from July 21, 2006(Inception) through June 30, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the period from July 21, 2006 (Inception) through June 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regards to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

September 28, 2007

Henderson, Nevada

DANAPC.COM

(A Development Stage Company)

BALANCE SHEET

ASSETS

As of

June 30,

2007

CURRENT ASSETS

Cash and Cash equivalents

$

484

Total Current Assets

$

484

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable

$

13,160

Accounts payable – related party

23,800

Total Current Liabilities

$

36,960

STOCKHOLDERS' DEFICIT

Common Stock, no par value; unlimited shares

  authorized; 16,000,000 shares issued and outstanding

16,000

Preferred Stock, no par value; unlimited shares

  authorized; no shares issued and outstanding

--

Additional Paid–in Capital

500

Subscription receivable

(11,000)

Deficit accumulated during the development stage

(41,977)

TOTAL STOCKHOLDERS' DEFICIT

(36,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

$

484

The accompanying notes are an integral part of the financial statements.

DANAPC.COM

(A Development Stage Company)

STATEMENT OF OPERATIONS

PERIOD FROM

JULY 21, 2006

(INCEPTION)

THROUGH

JUNE 30, 2007

REVENUES

$

--

EXPENSES

  General and Administrative

41,977

    Loss before other

        income (expense)

(41,977)

LOSS BEFORE

  INCOME TAXES

(41,977)

CURRENT TAX EXPENSE

--

NET LOSS

$

(41,977)

LOSS PER

  COMMON SHARE

$

(.01)

BASIC AND DILUTED

WEIGHTED AVERAGE

SHARES OUTSTANDING

16,000,000

The accompanying notes are an integral part of these financial statements.

DANAPC.COM

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

FROM THE DATE OF INCEPTION ON JULY 21, 2006

THROUGH JUNE 30, 2007

Deficit

Accumulated

Common Stock

Preferred Stock

Additional

During the

------------------------------

----------------------------

Paid in

Development

Subscription

Shares

Amount

Shares

Amount

Capital

Stage

Receivable

Total

BALANCE, July 21, 2006

-

$

-

-

$

-

$

-

$

-

$

-

$

-

Common stock issued for

  subscription receivable of

  $11,000 and cash of $5,000

  at $.001 per share,

  July 21, 2006

16,000,000

16,000

-

-

-

-

(11,000)

5,000

Forgiveness of Debt

-

-

-

-

500

-

-

500

Net loss

-

-

-

-

-

(41,977)

(41,977)

________

________

________

________

________

_________

_________

________

BALANCE, June 30, 2007

16,000,000

$

16,000

-

$

-

$

500

$

(41,977)

$

(11,000)

$

(36,477)

________

________

________

________

________

_________

_________

________

The accompanying notes are an integral part of these financial statements.

DANAPC.COM

(A Development Stage Company)

STATEMENT OF CASH FLOWS

PERIOD FROM

JULY 21, 2006

(INCEPTION)

THROUGH

JUNE 30, 2007

Cash Flows from Operating Activities:

  Net Loss

$

(41,977)

Changes in assets and liabilities:

    Increase (decrease) in accounts payable

13,160

Increase(decrease) in accounts payable –

   related party

24,300

Net Cash Provided (used) by

Operating Activities

 (4,517)

Cash Flows from Financing Activities:

  Proceeds from sale of common stock

5,000

  Net Cash Provided (used) by

     Financing Activities

5,000

Net Increase (Decrease) in Cash

484

Cash Balance at Beginning of Period

Cash at End of Period

$

484

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest

$

--

     Income taxes

$

--

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the period from July 21, 2006 (Inception) through June 30, 2007:

         An entity related to a shareholder of the Company forgave an amount receivable of $500.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DANAPC.COM

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

DANAPC.COM

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards –

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement did not have an effect on the Company’s financial statements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.  We  do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

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

DANAPC.COM

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In July 2006, in connection with its organization, the Company issued 16,000,000 shares to 7 persons including 10,000,000 which was issued to an officer/shareholder of the Company and 6,000,000 shares sold to 6 investors, including two entities controlled by the other officer.  The shares were issued for a subscription receivable of $11,000 and for cash of $5,000 (or $.001 per share).

Stock Option Plan - In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At June 30, 2007, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

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

The Company has available at June 30, 2007 an unused operating loss carryforward of approximately $41,000 which may be applied against future taxable income and which expires in 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized as of June 30, 2007.

NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices, as needed, at no expense to the Company.

A shareholder performed web design services in the quarter ended December 31, 2006 valued at $4,000, for which he has not been paid and which have been recorded as a related party payable.

An officer and shareholder advanced $1,800 to pay web development costs in the quarter ended March 31, 2007. The same officer shareholder has accrued salary of $18,000 for the six months ended June 30, 2007.

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

NOTE 6 - LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of share of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through June 30, 2007, the Company had no potentially dilutive securities.

NOTE 7 – SUBSEQUENT EVENT

In August 2007, $5,000 was paid on the subscriptions receivable.