Form 10QSB
period 2007-06-30
DanaPc.com
filed 2007-11-14
CIK 1378036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

at November 2, 2007

Transitional Small Business Format     Yes            No    X

DANAPC.COM

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

ASSETS

September 30,

2007

CURRENT ASSETS

Cash and Cash equivalents

$

443

Total Current Assets

443

Total Assets

$

443

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

13,160

Accounts payable – related party

33,319

Total Current Liabilities

46,479

Total Liabilities

$

46,479

STOCKHOLDERS' DEFICIT

Preferred Stock, no par value; unlimited shares

  authorized; no shares issued and outstanding

--

Common Stock, no par value; unlimited shares

  authorized; 16,000,000 shares issued and outstanding

16,000

Additional paid in capital

500

Subscription receivable

(6,000)

Deficit accumulated during development stage

(56,536)

TOTAL STOCKHOLDERS' DEFICIT

(46,036)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT

$

443

The accompanying notes are an integral part of the financial statements.

DANAPC.COM

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

FROM INCEPTION

FOR THE THREE

FROM INCEPTION

(JULY 21,

MONTHS ENDED

(JULY 21, 2006) TO

2006) TO

SEPTEMBER 30,

SEPTEMBER 30,

SEPTEMBER 30

2007

2006

2007

REVENUES

$

--

$

--

$

--

EXPENSES

  General and Administrative

14,560

1,746

56,536

Operating Loss

(14,560)

(1,746)

(56,536)

LOSS BEFORE

  INCOME TAXES

(14,560)

(1,746)

(56,536)

CURRENT TAX EXPENSE

--

--

--

NET LOSS

$

(14,560)

$

(1,746)

$

(56,536)

BASIC LOSS PER

  COMMON SHARE

$

(.00)

$

(.00)

$

(.01)

BASIC WEIGHTED

 AVERAGE SHARES

 OUTSTANDING

16,000,000

16,000,000

16,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DANAPC.COM

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE

FROM INCEPTION

FROM INCEPTION

MONTHS ENDED

(JULY 21, 2006)

(JULY 21, 2006)

SEPTEMBER 30,

SEPTEMBER 30,

TO

2007

2006

SEPTEMBER 30, 2007

Cash Flows from Operating Activities:

  Net loss

$

(14,560)

$

(1,746)

$

(56,536)

Changes in assets and liabilities:

    Increase (decrease) in accounts payable

--

--

13,160

    Increase (decrease) in accounts payable -

       related party

9,519

19

33,319

Net Cash Provided (used) by

Operating Activities

(5,041)

1,727

 (10,053)

Cash Flows from Financing Activities:

  Proceeds from sale of common stock

5,000

5,000

10,000

  Net Cash Provided by

     Financing Activities

5,000

5,000

10,000

Net Increase (Decrease) in Cash

 41

3,273

443

Cash Balance at Beginning of Period

484

--

--

Cash at End of Period

$

443

$

3,273

$

443

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest

$

--

$

--

$

--

     Income taxes

$

--

$

--

$

--

Non cash disclosure

  Forgiveness of Debt

$

--

$

--

$

500

The accompanying notes are an integral part of these unaudited condensed financial statements.

DANAPC.COM

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2007

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the notes to financial statements thereto included in the Company’s June 30, 2007 audited financial statements.  The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

Fiscal Year - The Company’s fiscal year-end is June 30.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Advertising Costs - Advertising costs are charged to operations when incurred.  The Company has not yet incurred any advertising costs.

Web Development Costs - Web Development costs are expensed as incurred.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 2].  The Company accounts for its plan under the recognition and measurement principles of SFAS 123R, “Share Based Payment” and related Interpretations.  The Company has not issued any stock options or warrants.

Organization Costs - Organization costs are expensed as incurred. Organization costs expensed for the three months ended September 30, 2007 and 2006 were $0 and $200, respectively.

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

Recently Enacted Accounting Standards –In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement did not have an effect on the Company’s financial statements.

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

DANAPC.COM

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2  - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In July 2006, in connection with its organization, the Company issued 16,000,000 shares of common stock to various individuals including 10,000,000 shares which were issued to an officer/shareholder of the Company.  The shares were issued for a subscription receivable of $11,000 and for cash of $5,000 (or $.001 per share).  The subscription receivable was paid in part during August 2007.

In November 2006, an entity related to a stockholder performed legal services valued at $500 in connection with the Company’s registration statement on Form SB-2.  The related payable was forgiven by the law firm and was accounted for as a contribution to capital.

Stock Option Plan - In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At September 30, 2007, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

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

The Company has available at September 30, 2007 an unused operating loss carryforward of approximately $57,000 which may be applied against future taxable income and which expires in 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

DANAPC.COM

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices, as needed, at no expense to the Company.

A shareholder performed web design services in the quarter ended December 31, 2006 valued at $4,000, for which he has not been paid and which have been recorded as an account payable – related party.

An officer and shareholder advanced $1,800 to pay web development costs in the quarter ended March 31, 2007. The same officer and shareholder has accrued salary of $27,000 for the nine months ended September 30, 2007 at the rate of $3,000 per month.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations. As of Septyember 30, 2007 the Company had no revenues and an accumulated deficit of $56,536. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of share of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through September 30, 2007, the Company had no potentially dilutive securities.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have not generated revenues from operations through September 30, 2007.  Until we receive funding from outside sources, such as debt or equity financing, our operations will be severely limited by the financial resources that can be provided by officers' personal loans.

DanaPC.com will require approximately $50,000 in cash over the next twelve months to effect its business plan.  We expect to obtain this cash from the proceeds of one or more private or public offerings.

The following sets forth the approximate amounts needed for each category of expenses:

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

General and Administrative Expenses, consisting of salaries, legal, accounting and office expenses are  about $2,000 per month.

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

Information included in this filing includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this filing constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended June 30, 2007, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

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

November 12, 2007

By:/s/ Yuriy Semenov

Yuriy Semenov

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)