Form 10QSB
period 2007-12-31
DanaPc.com
filed 2008-02-11
CIK 1378036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes   X  No       _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes   X      No ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value

            16,000,000

Title of Class

Number of Shares outstanding

at January 24, 2008

Transitional Small Business Format     Yes            No    X

DANAPC.COM

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

ASSETS

December 31,

2007

CURRENT ASSETS

Cash and cash equivalents

$

265

Total current assets

265

Total assets

$

265

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

17,160

Accounts payable – related party

42,319

Total current liabilities

59,479

Total liabilities

$

59,479

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; unlimited shares

  authorized; no shares issued and outstanding

--

Common stock, no par value; unlimited shares

  authorized; 16,000,000 shares issued and outstanding

16,000

Additional paid in capital

500

Subscription receivable

(1,000)

Deficit accumulated during development stage

(74,715)

TOTAL STOCKHOLDERS' DEFICIT

(59,215)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

$

265

The accompanying notes are an integral part of the financial statements.

DANAPC.COM

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

FROM INCEPTION

FOR THE THREE

FOR THE SIX

FOR THE THREE

FROM INCEPTION

(JULY 21,

MONTHS ENDED

MONTHS ENDED

MONTHS ENDED

(JULY 21, 2006) TO

2006) TO

DECEMBER 31,

DECEMBER 31,

DECEMBER 31

DECEMBER 31,

DECEMBER 31,

2007

2007

2006

2006

2007

REVENUES

$

--

$

--

$

--

$

--

$

--

EXPENSES

  General and administrative

18,178

32,738

7,144

8,890

74,715

Operating loss

(18,178)

(32,738)

(7,144)

(8,890)

(74,715)

NET LOSS

$

(18,178)

(32,738)

$

(7,144)

(8,890)

$

(74,715)

BASIC LOSS PER

  COMMON SHARE

$

(.00)

$

(.01)

$

(.00)

$

(.01)

BASIC WEIGHTED

 AVERAGE SHARES

 OUTSTANDING

16,000,000

16,000,000

16,000,000

16,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DANAPC.COM

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX

FROM INCEPTION

FROM INCEPTION

MONTHS ENDED

(JULY 21, 2006)

(JULY 21, 2006)

DECEMBER 31,

DECEMBER 31,

TO

2007

2006

DECEMBER 31, 2007

Cash Flows from Operating Activities:

  Net loss

$

(32,738)

$

(8,890)

$

(74,715)

Changes in assets and liabilities:

    Increase in accounts payable

4,000

4,000

17,160

    Increase in accounts payable -

       related party

18,519

--

42,319

Net cash used by

operating activities

(10,218)

(4,890)

 (115,236)

Cash flows from financing activities:

  Proceeds from sale of common stock

10,000

5,000

15,000

  Net cash provided by

     financing activities

10,000

5,000

15,000

Net increase (decrease) in cash

 (218)

110

265

Cash at beginning of period

484

--

--

Cash at end of period

$

265

$

110

$

265

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

December 31, 2007

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the notes to financial statements thereto included in the Company’s June 30, 2007 10-KSB.  The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

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

 (A Development Stage Company)

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

NOTE 2  - CAPITAL STOCK

Common Stock - The Company has authorized an unlimited number of shares of no par value common stock and preferred stock.  In July 2006, in connection with its organization, the Company issued 16,000,000 shares of common stock to various individuals including 10,000,000 shares which were issued to an officer/shareholder of the Company.  The shares were issued for a subscription receivable of $11,000 and for cash of $5,000 (or $.001 per share).  The subscription receivable was paid in part during August 2007 and again in October 2007.

In November 2006, an entity related to a stockholder performed legal services valued at $500 in connection with the Company’s registration statement on Form SB-2.  The related payable was forgiven by the law firm and was accounted for as a contribution to capital.

Stock Option Plan - In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan (“the Plan”).  The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At December 31, 2007, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

DANAPC.COM

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

The Company has available at December 31, 2007 an unused operating loss carryforward of approximately $75,000 which may be applied against future taxable income and which expires in 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

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

An officer and shareholder advanced $1,800 to pay web development costs in the quarter ended March 31, 2007. The same officer and shareholder has accrued salary of $36,000 for the twelve months ended December 31, 2007 at the rate of $3,000 per month.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations. As of December 31, 2007, the Company had no revenues and an accumulated deficit of $74,715. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DANAPC.COM

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through December 31, 2007, the Company had no potentially dilutive securities.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have not generated revenues from operations through December 31, 2007.  Until we receive funding from outside sources, such as debt or equity financing, our operations will be severely limited by the financial resources that can be provided by officers' personal loans.

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

February 12, 2008

By:/s/ Yuriy Semenov

Yuriy Semenov

President and Chief Financial

Officer (chief financial officer

and accounting officer and duly

authorized officer)