Form 10-Q
period 2008-03-31
Dana Resources
filed 2008-05-20
CIK 1378036

UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION


                             Washington, DC 20549


                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the quarterly period ended MARCH 31, 2008
					       --------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the transition period from ______________________ To ____________________


                       Commission file number 000-49768


                                DANA RESOURCES
				--------------
            (Exact name of registrant as specified in its charter)


                    WYOMING                            		 N/A
	            -------					 ---
 	(State or other jurisdiction of			 (I.R.S. Employer
  	incorporation or organization)         		 Identification No.)



                  		 PUSHKINSKA 20-3
		 		 ---------------
                   		  KIEV, UKRAINE
	   	   		  -------------
		(Address of principal executive offices) (Zip Code)


				 380 44 331 6201
				 ---------------
		(Registrant's telephone number, including area code)


                                  NOT APPLICABLE
				  --------------
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES {X}
  No { }

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer { }       Accelerated filer { }     Non-accelerated
filer { }    SMALLER REPORTING COMPANY {X}

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act  YES  {X}   No { }


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes { } No { }


As of May 15, 2008, the registrant's outstanding common stock consisted of 50,200,710 shares.
----------

                              TABLE OF CONTENTS




PART  I - FINANCIAL INFORMATION...............................................3
  Item 1. Financial Statements................................................3
  Item 2. Management Discussion and Analysis of Financial Condition and Results
  of Operations...............................................................8
  Item 4. Controls and Procedures.............................................9
  Item 4T. Controls and Procedures............................................9
PART II - OTHER INFORMATION...................................................9
  Item 1. Legal Proceedings...................................................9
  Item 1A. Risk Factors.......................................................9
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........9
  Item 3. Defaults Upon Senior Securities....................................10
  Item 4. Submission of Matters to a Vote of Security Holders................10
  Item 5. Other Information..................................................10
  Item 6. Exhibits...........................................................10

PART I - FINANCIAL INFORMATION


SAFE HARBOR STATEMENT


This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.


These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.


All currency references in this report are in US dollars unless otherwise noted.


ITEM 1. FINANCIAL STATEMENTS.


The unaudited financial statements of Dana Resources ("Dana", "we", "our", "us") follow.

Dana Resources
(A Development Stage Company)

March 31, 2008

                                 Index


Balance Sheets.....................................................................F-1

Statements of Operations...........................................................F-2

Statements of Cash Flows...........................................................F-3

Notes to the Financial Statements..................................................F-4



Dana Resources
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

                                                                          March 31,    	  	  June 30,
                                                                            2008        	   2007
                                                                         (unaudited)   	 	 (audited)
									 ------------		------------

ASSETS

Current assets

Cash and cash equivalents                                                $         23 		$         484
									 ------------		-------------
Total assets                                                             $         23 		$         484
									 ============	        =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable                                                         $          -		$      13,160
Accounts payable - related party                                                    -       	       23,800
									 ------------		-------------
Total liabilities                                                              	    -        	       36,960
									 ------------		-------------

Contingencies and Commitments (Note 1 and 8)

Stockholders' equity  (deficit)

Preferred stock, unlimited shares authorized, no par value;                         -                      -
 No shares issued and outstanding

Common stock, unlimited shares authorized, no par value;                      	  717                  16,000
 50,200,710 and 1,120,000,000 shares issued and outstanding, respectively

Additional paid-in capital                                                     82,374           	  500

Subscription receivable                                                             -      	      (11,000)

Accumulated deficit during the development stage                              (83,068)      	      (41,976)
									 ------------		-------------
Total Stockholders' Equity (Deficit)                                           	   23                 (36,476)
									 ------------		-------------
Total Liabilities and Stockholders' Equity (Deficit)                     $         23		$         484
									 ============           =============

  (The Accompanying Notes are an Integral Part of These Financial Statements)
                                      F-1

Dana Resources
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)



                                              For the         For the        For the          From             From
                                           Three Months     Three Months   Nine Months      Inception        Inception
                                               Ended           Ended          Ended      (July 21, 2006)   July 21, 2006
                                             March 31,       March 31,      March 31,     to March 31,     to March 31,
                                               2008             2007           2008           2007             2008
					   ------------     ------------   ------------    ------------     ------------

Revenue                                    $          -     $          -   $          -    $          -     $	       -
                             		   ------------     ------------   ------------    ------------     ------------
Expenses

General and administrative                       14,013           19,019         46,751          27,909           88,728
					   ------------     ------------   ------------    ------------     ------------
Loss from operations                            (14,013)         (19,019)       (46,751)        (27,909)         (88,728)
					   ------------     ------------   ------------    ------------     ------------
Other Income (expenses)

   Gain on settlement of debt                     5,660                -          5,660               -            5,660
					   ------------     ------------   ------------    ------------     ------------
Net  (loss) for the period                 $     (8,353)    $    (19,019)  $    (41,091)   $    (27,909)    $    (83,068)
					   ============     ============   ============    ============     ============
Net loss per share - basic                            -                -              -               -
					   ============     ============   ============    ============     ============
Weighted average common shares              661,515,000    1,120,000,000    892,010,000   1,120,000,000
outstanding				   ============    =============   ============   =============     ============


  (The Accompanying Notes are an Integral Part of These Financial Statements)
                                      F-2


Dana Resources
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)


                                                                               For the            From              From
                                                                             Nine Months        Inception        Inception
                                                                                Ended        (July 21, 2006)  (July 21, 2006)
                                                                              March 31,       to March 31,      to March 31,
                                                                                2008              2007              2008
									     -----------       -----------	-----------


Operating activities

Net  loss for the period                                                     $   (41,091)      $   (27,909)     $   (83,068)

Adjustment to reconcile net loss to net cash used in operating activities:
   Gain on forgiveness of debt                                                    (5,660)                -           (5,660)

Changes in operating assets and liabilities:
Accounts payable                                                                  (7,501)            8,160            5,659
Due to related party                                                              27,519            14,800           51,820
									     -----------       -----------	-----------
Net cash used in operating activities                                            (26,733)           (4,949)         (31,249)
									     -----------       -----------	-----------
Financing activities

Contribution to capital                                                           15,272                 -           15,272
Proceeds from common stock subscribed                                             11,000             5,500           16,000
									     -----------       -----------	-----------
Net cash provided by financing activities                                         26,272             5,500           31,272
									     -----------       -----------	-----------
Increase (decrease) in cash                                                         (461)              551               23

Cash - beginning of period                                                           484                 -                -
									     -----------       -----------	-----------
Cash - end of period                                                         $                 $                $
                                                                                      23               551               23
									     ===========       ===========      ===========

Non cash disclosures
Forgiveness of debt                                                               51,319               500           51,819
Income taxes paid                                                                      -                 -                -
									     ===========       ===========      ===========





  (The Accompanying Notes are an Integral Part of These Financial Statements)
                                      F-3





1.     Nature of Operations and Continuance of Business

   Dana Resources (the "Company") was organized under the laws of the State of Wyoming on July 21, 2006 under its former name DanaPC.com. The Company business was developing a web site to give consumers information on commonly encountered problems with personal computers. The Company intends to acquire natural resource properties in the future. The Company has not yet generated any revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

   The Company has amended its articles of incorporation to change its name to "Dana Resources" and effected a 70-for-1 forward stock split as of February 20, 2008. The purpose of the name change was to reflect the Company's intention to acquire natural resource properties. No property has been acquired yet. Refer to Note 8.

2. Summary of Significant Accounting Policies

   a)  Basis of Presentation

       These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is June 30.

   b)  Interim Financial Statements

       The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2007.

       The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2008 and June 30, 2007, and the results of its operations and cash flows for the nine months ended March 31, 2008 and 2007. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

   c)  Cash and Cash Equivalents

       The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

   d)  Advertising Costs

       Advertising costs are charged to operations when incurred. The Company has not yet incurred any advertising costs.

   e) Stock-Based Compensation

       The Company has one stock-based employee compensation plan (See Note 3). The Company accounts for its plan under the recognition and measurement principles of SFAS 123R, "Share Based Payment" and related Interpretations. The Company has not issued any stock options or warrants.

   f) Income Taxes

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (See note 4).

   g) Loss Per Share

       The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (See note 7).

   h) Accounting Estimates

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

   i) Recently Enacted Accounting Standards

       In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and
       (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

       In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

       In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Company's financial statements.

3. Capital Stock

   a)  Common Stock

       The Company has authorized an unlimited number of shares of no par value common stock and preferred stock. In July 2006, in connection with its organization, the Company issued 16,000,000 (pre-split) shares of common stock to various individuals including 9,642,847 (pre-split) shares which were issued to an officer/shareholder of the Company. The shares were issued for a subscription receivable of $11,000 and for cash of $5,000 (or $.001 per (pre-split) share). The subscription receivable was paid in part during August 2007 and again in October 2007.

       In November 2006, an entity related to a stockholder performed legal services valued at $500 in connection with the Company's registration statement on Form SB-2. The related payable was forgiven by the law firm and was accounted for as a contribution to capital.

       The Company effected a 70-for-1 forward stock split as of February 20, 2008. Certain shareholders have cancelled shares held by them in connection with the forward stock split. These shares represent all of the 5,640,000 (pre-split) shares subject to a Lockup Agreement dated July 31, 2007 as well as 9,642,847 (pre-split) shares owned by the officer and director. The total number of cancelled shares is 15,282,847 shares, resulting in 717,153 shares outstanding before the forward stock split and 50,200,710 shares after giving effect to the stock split. All share amounts have been retroactively restated for all periods presented.

       For the period ended March 31, 2008, a director of the Company has contributed $15,272 for working capital purposes and has waived any rights of repayment.

   b)  Stock Option Plan

       In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan ("the Plan"). The Plan provides for the granting of qualified and non-qualified stock options to purchase up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company. Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors. The Plan limits awards to directors, officers and employees to $100,000 of compensation per year. The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company. The exercise price of a non-qualified option must be at least 85% of the market price. The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company. At March 31, 2008, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

 4.    Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

   The Company has available at March 31, 2008 an unused operating loss carryforward of approximately $83,000 which may be applied against future taxable income and which expires in 2026. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

 5.    Related Party Transactions

   a)  The  Company  has  not   had   a   need   to   rent  office  space.   An
       officer/shareholder of the Company is allowing the Company to use his offices, as needed, at no expense to the Company.

   b) An officer and shareholder advanced $1,800 to pay web development costs in the quarter ended March 31, 2007. The same officer and shareholder has accrued salary of $45,000 for the fifteen months ended March 31, 2008 at the rate of $3,000 per month.

   c) During the quarter ended March 31, 2008, the outstanding accounts payable and amounts due to related parties were forgiven by the shareholders, treated as contributed capital, totaling $51,319.

 6.    Going concern

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. As of March 31, 2008, the Company had no revenues and an accumulated deficit of $83,068. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 7.    Loss Per Share

   The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Shares (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB
   98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from October 18, 2006 (Date of inception) through March 31, 2008, the Company had no potentially dilutive securities.

 8.    Commitment

   The Company entered into a letter of intent dated March 8, 2008 to acquire 19 precious and base metal mining claims in Peru for 25,000,000 shares of common stock and the payment of a 1.5% net smelter royalty. The closing is to take place within two months, subject to due diligence by both parties.

 9.    Subsequent Events

   On April 17, 2008, the Company received a loan of $2,929 bearing interest at 5% per annum and due on April 17, 2009, or after the Company's next private placement, whichever is earlier.

   On April 22, 2008, the Company received a loan of $1,800 bearing interest at 5% per annum and due on April 22, 2009, or after the Company's next private placement, whichever is earlier.

   On April 28, 2008, Yuriy Semenov resigned as President and Chief Financial Operator and resigned as Director on April 29, 2008.

   On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial Operator and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month for an indefinite term.

   On May 1, 2008, the Company issued 25,000,000 common shares to two non-U.S. persons in relation to a letter of intent to purchase certain mineral claims. The shares are being held in escrow pending closing of the purchase and will be cancelled if closing does not occur.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW


We were incorporated in Wyoming on July 21, 2006 as Danapc.com. Formerly our business was to build and market an educational website on the subject of personal computing. Until recently our activities have been limited to organizational matters and developing our former website, www.danapc.com. Though that website may still be accessible at the time this report is filed, we are in the process of de-activating it. On February 20, 2008 we amended our articles of incorporation to change our name to Dana Resources. The change of our name coincided with our decision to abandon our former business activities and to engage in the acquisition, exploration and development of mineral properties.


We are a "shell company" as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934 since we have only conducted nominal operations and have only nominal assets.


Also on February 20, 2008, we amended our articles of incorporation to effect a 70-for-1 forward stock split which was paid on February 21, 2008. Our share price changed to reflect the forward split on February 21, 2008. The rights of our shareholders were not changed as a result of the forward split. The new CUSIP number for our common stock is 235845-10-4. Additionally, certain of our shareholders cancelled shares held by them in connection with the forward stock split. The cancelled shares represent all of the 5,640,000 (pre-split) shares that were subject to a Lockup Agreement dated July 31, 2007, as well as 9,642, 847 (pre-split) shares owned by our former officer and director. The total number of cancelled shares is 15,282,847 shares, resulting in 717,153 shares outstanding before the forward stock split and 50,200,710 shares after the forward stock split became effective.


On March 8, 2008, we entered into a letter of intent to acquire 19 precious and base metal Peruvian mining claims from SMRL Angelo XXI. Subject to satisfactory completion of due diligence by the parties, we have agreed to pay 25 million restricted shares of our common stock and grant a 1.5% net smelter royalty to SMRL Angelo XXI as consideration for acquiring the properties. The closing was to take place within two months of the date of the agreement but has been delayed by the parties until due diligence is completed. The properties include patented and unpatented claims in the provinces of Chumbivilcas, Recuay, Huancabamba, and Huando, Peru. We are currently carrying out due diligence of the properties and, as at March 15, 2008, we have not acquired.


On April 28, 2008, Mr. Len De Melt was appointed as a Director of Dana Resources for an indefinite term. On April 29, 2008, Mr. De Melt was appointed as our President, Secretary, Treasurer, Chief Executive Officer, and Principal Accounting Officer.


Mr. De Melt's appointments were concurrent with the resignation of Mr. Yuri Semenov as a Director and as President, Treasurer, Chief Executive Officer and Principal Acocunting Officer. Mr. Semenov's resignation as a Director reduced the number of members of the company's Board of Directors to one. Mr. Semenov's resignations were not prompted by any dispute with us.


On April 29, 2008, we entered into a Management Agreement with Mr. De Melt dated April 29, 2008 regarding his services as President, Secretary, Treasurer, Chief Executive Officer and Principal Accounting Officer. Pursuant to that agreement, Mr. De Melt will provide management services for an indefinite term, which may be terminated upon thirty (30) days written notice by either party. We are obligated to pay to Mr. De Melt $5,000 per month as compensation for each month during which he provides his services pursuant to the agreement.


Mr. De Melt is 62 years old, and has been self-employed as an engineering consultant for the past five years. Mr. De Melt is an engineering technologist with nearly 30 years of experience in the mining industry. Mr. De Melt is currently the Chairman and a Director of Nilam Resources Inc (OTCBB: NILR.OB). He does not hold any other directorships in any other companies subject to U.S. reporting requirements.


Mr. Jehu Hand resigned as our corporate Secretary on February 22, 2008.


RESULTS OF OPERATIONS


Revenue


Since Inception (July 21, 2006) to March 31, 2008, we have not generated any revenues. We had total assets of $23, no liabilities, and an accumulated deficit of $83,068 as of March 31, 2008.


We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking acquisitions of natural resource properties or other strategic transactions. We anticipate that our business will incur significant losses in the next two years. We believe that our success depends on the completion of our proposed acquisitions or other strategic transactions, and our ability to develop any properties that we acquire.


Net Loss


Since Inception (July 21, 2006) to March 31, 2008, we incurred net loss of $83,068. For the three months ended March 31, 2008, we had net loss of $8,353 compared to a net loss of $19,019 for the same period in 2007. For the nine months ended March 31, 2008 we had net losses of $41,091 compared to $27,909 for the same period in 2007. The increase in net loss and corresponding decrease in net loss in fiscal 2008 resulted from increase in general and administrative expenses.


Expenses


From Inception (July 21, 2006) to March 31, 2008, we accumulated total expenses of $88,728. Our expenses are general and administrative expenses, which include professional fees, management fees and other administrative fees. Our general and administrative expenses decreased by $5,006 from $19,019 for the three months ended March 31, 2007 to $14,013 for the same period in 2008. The decrease in expenses was a result of decreased day to day operating activities due to the transition of our business activities. Our general and administrative expenses increased, however,by $18,842 to $46,751 for the nine months ended March 31, 2008 compared to $27,909 for the same period in 2007. The increase in expenses was due to an overall increase in our administrative activities during the current fiscal year.


Our professional fees are $3,220 and $7,500 for the three months ended March 31, 2008 and 2007, respectively. The decrease in professional fees was due to less legal and auditing services provided.


Our management fees are $9,000 and $9,000 for the three months ended March 31, 2008 and 2007, respectively. There was no change.


Our other general and administrative expenses are $1,793 and $2,519 respectively for the three months ended March 31, 2008 and 2007. Our other general and administrative expenses include cost of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, courier and postage costs.


LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 2008, we had a working capital of $23 and cash of $23 in our bank accounts. We had book tangible assets of $23 or $0 per share as of March 31, 2008. Our net loss of $88,728 from July 21 2006 (date of inception) to March 31, 2008 was mostly funded by our equity financing.


Since Inception (July 21, 2006) to March 31, 2008, we raised gross proceeds of $16,000 in cash from the sale of our securities.

During the nine months ended March 31, 2008, we received net cash of $26,272 from our financing activities, compared to net cash of $5,500 for the same period in 2007. During the nine months ended March 31, 2008, we used net cash of $26,733 in our operating activities, compared to net cash of $4,949 for the same period in 2007. We currently do not have any investing activities. The decrease in cash during the nine months ended March 31, 2008 was $461 compared to an increase of $551 for the same period in 2007.


We are reviewing potential acquisitions or strategic alliances. If we are successful in acquiring a natural resources property or entering into a strategic partnership, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning May
2008) will be approximately $500,000 as listed in the table that follows. These estimates may change significantly depending on the nature of our future business activities.



DESCRIPTION									   ESTIMATED AMOUNT
Expenses for completion of  natural resources property acquisition                          $60,000
Natural Resource Property Exploration Expenses                                             $200,000
General and administration expenses (including management fees and consultant fees)        $100,000
Investor relations costs                                                                    $50,000
Travel expenses                                                                             $40,000
Professional fees                                                                           $50,000
Total                                                                                      $500,000



We have not generated any revenues to date. We anticipate that we will not generate any revenues in the near future and we do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations.

As of March 31, 2008, we had cash of $23 on hand. The balance of our cash requirements for the next 12 months (beginning May 2008) is approximately $500,000. We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan or maintain our operations.


Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.


We have never generated any revenues and incurred significant operating losses from operations. We anticipate we will continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities' offerings and debt financing to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.


These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.


KNOWN MATERIAL TRENDS AND UNCERTAINTIES


On March 8, 2008, we entered into a letter of intent to acquire 19 precious and base metal mining claims in Peru from SMRL Angelo XXI. Subject to satisfactory completion of due diligence by the parties, we have agreed to pay 25 million restricted shares of our common stock and grant a 1.5% net smelter royalty to SMRL Angelo XXI in consideration of the properties. The closing is to take place within two months of the date of the agreement but has been delayed by the parties in order to carry out additional due diligence. The properties include patented and unpatented claims in the provinces of Chumbivilcas, Recuay, Huancabamba, and Huando, Peru. We are currently carrying out due diligence of the properties.

Our management is unable to predict whether or when any acquisition or strategic alliances transactions will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any future transactions and could financially overextend ourselves. Joint ventures or acquisitions may present financial, managerial and operational challenges, including the expansion and integration of operations and personnel. Any failure to integrate new businesses or manage any new obligations or assets successfully could adversely affect our business and financial performance.

OFF-BALANCE SHEET ARRANGEMENTS


As of March 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


Not applicable.





ITEM 4. CONTROLS AND PROCEDURES.


(a) Evaluation of disclosure controls and procedures


Our Chief Executive Officer and Chief Financial Officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


(b) Changes in internal controls


Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.


ITEM 4T. CONTROLS AND PROCEDURES.


This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.


Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.


ITEM 1A. RISK FACTORS.


Not applicable.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


There were no unregistered sales of our equity securities during the three months ended March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.


None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


None.


ITEM 5. OTHER INFORMATION.


  On May 1, 2008, we issued 25,000,000 restricted common shares to two non-U.S. persons in relation to the letter of intent between us and SMRL Angelo XXI to acquire 19 precious and base metal mining claims in Peru. The shares were issued in anticipation of closing the purchase and are being held in escrow until such time. The shares will be cancelled in the event closing does not occur. The 25,000,000 shares are not included in the total number of issued and outstanding shares disclosed in this report.



ITEM 6. EXHIBITS.

Exhibit  Exhibit
Number   Description

3.3      Articles of Amendment (1)

10.2     Letter of Intent between Dana Resources and SMRL Angelo XXI dated  March
	 8, 2008 (2)

31.1     Certification of the Chief Executive Officer and Chief Financial Officer
         Pursuant  to  Rule  13a-14  or  15d-14  of  the Exchange Act pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of the Chief Executive Officer and Chief Financial Officer
         Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002


(1) Incorporated by reference as Exhibit 3.3 of our Report on Form 8-K/A filed on May 15, 2008.

(2) Incorporated by reference as exhibit 10.2 of our Report on Form 8-K filed on March 13, 2008.




                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  	DANA RESOURCES
                  	(Registrant)

                  	/s/ Len De Melt
			---------------
Date: May  20, 2008	Len De Melt
                  	President, Chief Executive Officer, Chief
                  	Financial Officer, Principal Accounting Officer
                  	(Authorized Officer and Principal Financial Officer)