Form 10-K
period 2008-06-30
Dana Resources
filed 2008-10-14
CIK 1378036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-1421-28

Dana Resources

(Exact name of registrant as specified in its charter)

Wyoming	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Malecon Cisneros
Miraflores, Lima Peru R5 18	380 44 331 6201
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Danapc.com
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 31, 2007 (computed by reference to the latest price at which the common equity was sold; $0.0029): $11,600

Number of common shares outstanding at September 25, 2008: 75,280,710

PART I

Item 1. Description of Business

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Currency

All currency references in this Annual Report are in US dollars unless otherwise noted.

Introduction

Dana Resources (“Dana”, “we”, “us”) was incorporated in Wyoming on July 21, 2006 as Danapc.com.  We have one wholly owned subsidiary, Dana Resources SAC, a Peruvian company, incorporated on September 24, 2008.  Formerly, our business was to build and market an educational website on the subject of personal computing.  Until recently our activities have been limited to organizational matters and developing our former website, www.danapc.com.  On January 28, 2008, we amended our articles of incorporation to change our name to Dana Resources.  The change of our name coincided with our decision to abandon our former business activities and to engage in the acquisition, exploration and development of mineral properties.  On February 20, 2008, we amended our articles of incorporation to effect a 70-for-1 forward stock split which was paid on February 21, 2008. Our share price changed to reflect the forward split on February 21, 2008.  The rights of our shareholders were not changed as a result of the forward split.  The new CUSIP number for our common stock is 235845-10-4.    Additionally, certain of our shareholders cancelled shares held by them in connection with the forward stock split. The cancelled shares represent all of the 5,640,000 (pre-split) shares that were subject to a Lockup Agreement dated July 31, 2007, as well as 9,642, 847 (pre-split) shares owned by our former officer and director.  The total number of cancelled shares is 15,282,847 (pre-split) shares, resulting in 717,153 shares outstanding before the forward stock split and 50,200,710 shares after the forward stock split became effective. Finally, on September 23, 2008 we effected a change in par value from $0 per share to $.001 per share.  Both the forward stock split and change in par have been reflected in our financial statements on a retroactive basis since inception.

We have not yet earned any revenues and have had operational losses to date, as well as an accumulated shareholder deficit. As of June 30, 2008, we had incurred net losses since inception in the amount of $20,699,924. We do not expect to generate revenues in the next two years. We may not generate revenues even if our exploration program indicates that mineral deposits may exist on our mineral concessions.

Our common stock became eligible for trading on the FINRA-operated Over-the-Counter Bulletin Board (“OTCBB”) in September 2007.  Our common stock is traded under the ticker symbol “DANR.OB”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade through a sophisticated computer network. Information on the OTCBB can be found at www.otcbb.com. We have not paid any dividends on our common stock. We currently intend to retain any earnings for use in our business, and therefore do not anticipate paying cash dividends in the foreseeable future.

Our Business

On June 3, 2008, we completed the purchase of 19 patented and unpatented base and precious metal mining properties (the “Properties”) located in the provinces of Chumbivilcas, Recuay, Piura, Huaytara, Pallasca, and Huancabamba, Peru, from SMRL Angelo XXI, a Peruvian corporation. As of September 25, 2008, we have not completed the registration of title to the properties in our name.  On September 24, 2008, we incorporated a wholly owned Peruvian subsidiary, Dana Resources SAC, which will be the registered holder of title in the properties.  Our title in the properties entitles us to exploit the mineral rights in the properties but does not grant us any surface rights.  We will have to successfully negotiate with the holders of surface rights to our properties in order to carry out any plan of exploration.

The purchase of the properties was completed pursuant to the Agreement for the Assignment of Mining Rights (the “Angelo XXI Agreement”) between us and SMRL Angelo XXI entered into on June 3, 2008, which agreement replaced the letter of intent between us and SMRL Angelo XXI entered into on March 8, 2008 as disclosed in our report on Form 8-K filed on March 13, 2008.

The purchase price of the property was 25,000,000 restricted shares of our common stock valued at $1.15 per share for a total value of $28,750,000, based on the closing price of our common stock as quoted on the OTC Bulletin Board on June 3, 2008, which has since been written down to $9,350,000 due to an impairment charge of $19,400,000 for the year ended June 30, 2008. SMRL Angelo XXI is also entitled to receive a net production royalty of 1.5% of the proceeds of minerals mined and sold from the Properties. We are also responsible for all costs associated with transferring and maintaining the title to the Properties, including payment of approximately $23,000 in past due annual maintenance fees.

In accordance with the agreement 23,000,000 and 2,000,000 of the shares payable in respect of the purchase price were issued respectively to Elmer Moses Rosales Castillo (Elmer Rosales), the Chairman of our Board of Directors, and SMRL Virgen De Las Nieves IV, a Peruvian corporation. The agreement restricts any sale or transfer of the shares until May 16, 2010. Additionally, pursuant to the agreement, we have appointed Mr. Rosales as Chairman of our Board of Directors and as general manager of our Peruvian subsidiary, Dana Resources SAC. We have also agreed to pay to Mr. Rosales or his appointee $10,000 per month for his director and managerial services commencing in September, 2008. Any amounts paid to Mr. Rosales in respect of fees for services will be deductible from any net production royalties payable to SMRL Angelo XXI.

Mr. Rosales is the president of both SMRL Angelo XXI and SMRL Virgen De Las Nieves IV. To our knowledge, Mr. Rosales has sole voting and dispositive control with regard to securities held by SMRL Virgen De Las Nieves IV. The issuance of the 25,000,000 shares brings our total issued and outstanding common stock to 75,280,710 and gives Mr. Rosales dispositive and voting control of approximately 33% of our issued and outstanding capital stock.

Prior to the appointment of Mr. Rosales as Chairman of our Board of Directors on September 3, 2008, there was no material relationship between us or our affiliates and SMRL Angelo XXI, other than in respect of the material definitive agreement entered into.

As a result of our acquisition of the Properties, we are no longer a shell company as defined in Rule 12b-2 of the Exchange Act.

Plan of Operation

We have not completed a plan of operation and have not anticipated the cost of exploring our mineral properties.  We intend to complete a plan of operation once we have completed the title registration of our mineral properties.  There is no assurance that we will be able to accurately anticipate the cost of exploring our mineral properties or obtain the financing necessary to complete any plan of exploration. This could prevent us from achieving revenues.

Our plan of operation will include a budget for a planned exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include unanticipated costs of securing surface rights to the properties, increased prices due to competition for personnel and supplies, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in us not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event. This could prevent us from achieving revenues.

Markets and Competition
We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Government Regulations

General

Any operations at our mineral concessions will be subject to various laws and regulations in Peru which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our mineral concessions with respect to the foregoing laws and regulations. If we commence operations on our concessions, it is reasonable to expect that compliance with various regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in Peru.

The two primary entities in Peru that regulate and supervise mining companies are the Ministry of Energy and Mines and the National Institute of Concessions and Mining Cadastre. The Ministry of Energy and Mines oversees regulatory compliance for safety, environmental protection, job-related health, contractors, and mining development matters. In addition to the Ministry of Energy and Mines’ own officers, private companies specifically registered with the Ministry of Energy and Mines are also entitled to supervise such compliance. The National Institute of Concessions and Mining Cadastre grants mining concessions entitling the concession holder the right to explore and exploit the zone where such concessions are located. Concession holders are required to explain how operations will comply with Peruvian environmental regulations by filing an Environmental Impact Assessment.

Other Peruvian governmental and regulatory bodies involved with mining companies include the:

•
National Institute of Natural Resources, which manages protected natural areas and issues an advisory opinion on every concession holder’s Environmental Impact Assessment, to the extent that planned operations will alter natural landscape;

•	General Bureau of Environmental Health of the Ministry of Health, which manages waste discharge into the environment and related issues, particularly those that may affect public health;

•	Ministry of Internal Affairs, which approves the acquisition, transport and usage of explosives for mining companies;

•	National Institute of Culture, which certifies the absence of archaeological remains on exploration sites, as typically required for the Environmental Impact Assessment;

•	General Bureau of Harbor Masters’ Offices and Coastguards, which enforces sanctions if rivers or navigable lakes located within Peru’s national borders are contaminated for whatever reason; and

•	Supervisory Board for Investment in Energy, which monitors compliance with conservation laws in regard to utility issues.

In conjunction with the Peruvian central government, regional governments manage natural resources and improve the quality of the environment on a sustained basis. In addition, municipalities grant licenses for municipal, business, and residential construction.

Environmental laws:

The Peruvian Ministry of Energy and Mines establishes an environmental protection policy and sets maximum allowable levels for effluents, signs environmental administrative stability agreements, oversees the impact of mining operations and imposes administrative sanctions.

Pursuant to Supreme Decree 38-98-EM approved on November 30, 1998, concession holders are required to obtain an environmental permit from the Directorate for Environmental Affairs in order to carry out exploration and development activities. Mining companies are responsible for the control of emissions, discharges of effluent and disposal of all by-products resulting from their operations, and for the control of substances that may impose any hazard, either due to excessive concentrations or prolonged exposure.  An exploration permit is only required in respect of surface hole drilling, and is not required for underground drilling. There is no guarantee that we will obtain the appropriate environmental permits in order to carry out any exploration.

Pursuant to Supreme Decrees 016-93-EM and 046-2001-EM, an environmental impact assessment must be approved by the Ministry of Energy and Mines before mining operations commence.

Impact of Environmental Non-Compliance

Non-compliance with Peruvian environmental laws or regulations can result in the imposition of administrative sanctions, such as fines, closure orders, or the lapse of mining concessions.

Failing to comply with Environmental Impact Assessment obligations or tax regulations may result in criminal and civil action against the Company and its representatives.

Mine Closure Law

If we commence mining operations in the future, we may become subject to the Mine Closure Law, which provides that existing mining operations must submit a mine closure plan for certification to the Peruvian Ministry of Energy and Mines within a 6-month period, after the Mine Closure Law comes into effect.

Workers’ Participation

Under Peruvian law, every company that generates income and has more than twenty workers on its payroll is obligated to permit its workers to share in its profits. For mining companies, the percentage of this profit-sharing benefit is 8% of pre-tax income. Cooperatives, self-managed companies, civil partnerships and companies that do not have more than twenty workers are exempt from this profit-sharing obligation. Both permanent and contract workers must be taken into account for purposes of these laws; the only legal requirement is that such workers must be registered on a company’s payroll. The profit-sharing amount made available to each worker is limited to 18 times the worker’s monthly salary, based upon their salary at the close of the previous tax year.

Peruvian Bankruptcy Laws

Pursuant to Peruvian law, bankruptcy proceedings are heard by the Commission of Bankruptcy Proceedings, part of the Peruvian National Institute for the Defense of Free Competition and the Protection of Intellectual Property, a non-judicial government agency with exclusive jurisdiction in the administration of bankruptcy proceedings.  Peruvian bankruptcy law regulates two major types of bankruptcy proceedings: (i) ordinary bankruptcy proceedings, which can be initiated only by a creditor; and (ii) preventive bankruptcy proceedings, which can be initiated only by a debtor.

In ordinary bankruptcy proceedings, the Commission of Bankruptcy may declare the debtor insolvent, triggering an injunction against the continuance of any action against the debtor or the debtor’s property. After the Commission of Bankruptcy has evaluated and classified all outstanding debts, a committee of creditors is appointed. The creditors’ committee will propose a plan to either reorganize the debtor, including a schedule for the repayment of its debts, or to dissolve the debtor and appoint a liquidator. Any plan proposed by the creditors’ committee must be approved by creditors holding at least two-thirds of the acknowledged debts.

During reorganization, the creditors’ committee assumes the powers and authority ordinarily exercised by the debtor’s board of directors, its officers and shareholders. A creditor holding in excess of two-thirds of the debtor’s acknowledged debts is in effect empowered to manage the affairs of the debtor, pay its debts, appoint new directors and officers and enter into agreements, among other things.

Peruvian Civil Process

Under Peruvian law, civil claims seeking money damages are decided by a First Instance Judge. The First Instance Judge may grant provisional remedies, including preliminary injunctions which are enforceable before the filing of a claim. Injunctions and decisions of First Instance Judges are subject to review, upon appeal, by a three member panel of the Judicial District Superior Court.

Appeal from the Judicial District Superior Court is permitted, in extraordinary circumstances, to the Supreme Court of The Republic of Peru, based on misinterpretation or non-application of the law by the lower courts or a violation of the due process.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception.

Employees and Consultants

As of September 25, 2008, we have no part time or full time employees. Len De Melt, our director and President works part time as an independent contractor and works in the areas of business development and management. He currently contributes approximately 30 hours a week to Dana Resources.  Elmer Rosales, the Chairman of our Board of Directors, also works part time as an independent contractor in the areas of business development and management, and currently contributes approximately 30 hours a week to Dana Resources.  We plan to engage independent contractors in the areas of accounting, geological, legal, consulting, marketing, accounting, bookkeeping and other services.

Subsidiaries

As of September 25, 2008, we have one wholly owned subsidiary, Dana Resources SAC, a Peruvian company incorporated on September 24, 2008.  We intend to transfer title to our newly acquired Peruvian mineral concessions to Dana Resources SAC.

Intellectual Property

We have not filed for any protection of our trademark for Dana Resources. We own the copyright of all of the contents of our website, www.danaresources.com.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

Mineral Properties

On June 3, 2008, we completed the purchase of 19 patented and unpatented base and precious metal mining properties located in the provinces of Chumbivilcas, Recuay, Piura, Huaytara, Pallasca, and Huancabamba, Peru, from SMRL Angelo XXI, a Peruvian corporation. The properties are listed in the following tables and described below. Maps of the area and comprehensive information regarding prior exploration of the properties are unavailable at this time.

Glossary:

Term	Definition
Andes
the world's longest exposed mountain range. They lie as a continuous chain of highland along the western coast of South America extending over seven countries: Argentina, Bolivia, Chile, Colombia, Ecuador, Peru and Venezuela.

Andesitic (Andesite)	pertaining to or containing andesite, an extrusive mineral composed dominantly of iron and magnesium.
Argillic	pertaining to clay or clay minerals
Basalt	a common form of extrusive volcanic rock, rich in iron and magnesium.
Biotite	a common term for a silicate containing iron and magnesium.
Breccia
A coarse-grained rock, composed of angular broken rock fragments held together by a mineral cement or in a fine-grained matrix; it differs from conglomerate in that the fragments have sharp edges and unworn corners. Breccia may originate as a result of the accumulation of rock fragments from cliffs or slopes, explosive igneous processes, collapse of rock material, or faulting.

Calipuy Group	a range of volcanic mountains
Cretaceous	a geological period reaching from the end of the Jurassic Period (145.5 to 4 million years ago) to the beginning of the Paleocene Period (65.5 to 0.3 million years ago)
Cu Au	an alloy of copper and gold
Dacitic (Dacite)	pertaining to dacite, a mineral with the same general composition as andesite, but containing more quartz. The intrusive equivalent of andesite.
Diolite	a group of plutonic rocks intermediate in composition between acidic and basic, sometimes containing a small amount of quartz.
Extrusive	A body of igneous rock that has crystallized from a molten magma below the surface
Eocene	A geological period that extends between 55 and 34 million years ago.
Epithermal Deposit	a hydrothermal mineral deposit formed within about 1 km of the Earth's surface and in the temperature range of 50 to 200 degrees C, occurring mainly as veins.
Feldspar	any of a common group of rock forming minerals making up as much as 60% of the earths crust
Goethite	a form of iron oxide also known as bog iron that is soft, spongy and porous, formed in bogs, marshes and swamps and having a yellow-ochre color. It is a source of iron and yellow ochre pigment.
Granite	a commonly occurring variety of intrusive igneous rock.
Granodiorite	an intrusive igneous rock similar to granite and formed by an intrusion of quartz rich magma
Ground Scintillation	a method of uranium prospecting that employs a scintillation counter, a specialized instrument for detecting the presence of radioactive minerals.
Gummite	a yellow amorphous mineral composed of uranium minerals, oxides, silicates, hydrates and hydrous oxides of uranium, derived from the alteration of uraninite. It is named for its gum-like consistency.
Hematite	a form of iron oxide appearing in thin tablets or flakes with a metallic steel-gray and reddish-ochre streaked appearance.
Hornblende	a common dark colored non-metallic rock
Hydrothermal	of or pertaining to hot water or magmatic origin.
Illite	a general term for a group of three-layer clays.
Intrusive	a body of igneous rock that has crystallized from a molten magma below the surface.
Igneous	a body of rock that has crystallized from a molten magma.
Ignimbrites	rocks formed by the widespread deposition and consolidation of ash flows.
Iron Oxide	a common compound of iron and oxygen; e.g., rust.
Jurassic	A geological period spanning from 145.5 to 4 million years ago.
Kaolinite	a soft white oxide of aluminum formed by hydrothermal alteration of aluminum particles.
Lapilli
rocks produced by explosive or aerial ejection of ash, fragments and glassy material from volcanic vents that may be either essential, accessory, or accidental in origin, of a size range that has been variously defined within the limits of 2 mm and 64 mm. The fragments may be either solidified or still viscous when they land (though some classifications restrict the term to the former)

Magmatic	of, pertaining to, or derived from naturally occurring magma (molten rock generated within the Earth)
Magnetite	an igneous rock having high iron content and appearing in iron ore formations.
Monzonite	a common igneous intrusive rock. Quartz is a minor component (less than 10%) or is absent. Quartz monzonite contains more than 10% quartz.
Oligocene	a geological period that extends between 34 million to 23 million years ago.
Phenocryst	a term for large crystals or mineral grains floating in the groundmass of a porphyry.
Paleozoic	a geological period spanning from roughly 542 million years ago to roughly 251 million years ago
Phyllitic (Phyllite)	pertaining to phyllite, a general term for minerals with a layered crystal structure.
Plagioclastic (Plagioclase)	pertaining to a plagioclase, any of a group of minerals within the feldspar family containing sodium and calcium feldspars.
Plutonic (Pluton)	pertaining to a pluton, a body of medium to coarse grained igneous rock that formed beneath the surface by crystallization of a magma
Porphyric (Porphyry)	pertaining to porphyry, an igneous rock of any composition that contains conspicuous phenocrysts in a fine-grained groundmass.
Pyroclastic	produced by explosive or aerial ejection of ash, fragments, and glassy material from a volcanic vent. Applied to the rocks and rock layers as well as to the textures so formed.
Pyritic (Pyrite)	pertaining to pyrite, a bronze to yellow colored mineral containing high quantities of sulfur, commonly known as fool’s gold or iron sulfide.
Quartz	any hard gold or silver ore, as distinguished from gravel or earth.
Quaternary	a geological period extending between 2 to 3 million years ago to the present.
Rhyolitic (Rhyolite)	pertaining to rhyolite, a commonly occurring variety of extrusive igneous rock.
Sediment	any particulate matter that can be transported by fluid flow and which eventually is deposited as a layer of solid particles on the bed or bottom of a body of water or other liquid.
Sericite	a white, fine-grained mineral occurring as an alteration product of aluminum minerals, having a silky luster
Silica/Silicate	any of numerous insoluble often complex metal salts that contain silicon and oxygen and constitute the largest class of minerals. They are used in building materials such as cement, bricks and glass.
Silicification	the introduction of, or replacement by, silica, generally resulting in the formation of fine-grained quartz, or opal, which may fill pores and replace existing minerals.
Tertiary	a geological period that extends approximately 65 million to 1.8 million years ago.
Tectonic Pit	a pit created by the shifting plates that form the earth’s crust
Tonalitic (Tonalite)	pertaining to tonalite, an igneous, plutonic rock generally containing more than 20% quartz.
Tuff	a type of rock formed from volcanic ash ejected from vents during a volcanic eruption and forming on mountain walls.

Collota Project

Name	Code No.	Surface Area (Hectares)	District	Province	Department
COLLOTA XXIII	01-01806-06	600	Catac	Recuay	Ancash
COLLOTA XXIV	01-02017-06	100	Catac	Recuay	Ancash
COLLOTA XXV	01-01876-06	300	Catac	Recuay	Ancash
COLLOTA XXVI	01-03421-06	200	Catac	Recuay	Ancash
COLLOTA XXVII	01-03438-06	300	Catac	Recuay	Ancash
COLLOTA XXVIII	01-03437-06	400	Catac	Recuay	Ancash

Location: The Collota project is located in northern Peru, in the District of Catac, province of Recuay, department of Ancash, on the eastern side of the Cordillera Negra mountain range, within the same location as the landmark Pierina gold mine operated by Barrick Gold.  The project is 45 km south of the city of Huaraz, lying at an elevation between 4,100 and 4,600 meters above sea level. The project consists of 6 mining properties which cover a total surface area of 1900 hectares or 4694.9 acres.

The area is accessible from Lima by traveling through Lima, Huaraz, Conococha, Pumahuain, and Collota by combination of highway (Panamericana (North), paved secondary road and variable compacted mining road.

Geological Environment: The geology of the properties consists mainly of volcanic and intrusive rocks belonging to the Calipuy Group of the Upper Tertiary.  The surface environment consists of tuffs, lapilli, ignimbrites, ash flows and dacitic-rhyolitic blocks probably coming from an extensive magmatic chamber and deposits of glacial flows from the Quaternary.

Mineralization:  Collota is a gold epithermal deposit, similar to the type of deposit of the Pierina and Yanacocha mines, associated with porphyry Cu-Au.  The mineralization is controlled by hydrothermal breccias with silicification and iron oxides (hematite – goethite) which have settled in fractures, faults and layers of tuffs with quartz-kaolinite and quartz-sericite alteration.  Structurally there are parallel faults bearing towards the Andes which form the tectonic pit known as Callejon de Huaylas, controlled by hydrothermal breccias with silicification and iron oxides (hematite – goethite), which have settled in fractures, faults and tuff strata with quartz-Kaolinite and quartz-sericite alteration.

This is a quartz-alunite and quartz-alunite-kaolinite and argillic epithermal mineralization containing high quantities of pyrite. In the high area of the Quebrada Pumahuain the alteration varies to phyllitic, quartz-sericite-illite and may be related to a Cu-Au porphyry.

Collota One Project

Name	Code No.	Surface Area (Hectares)	District	Province	Department
COLLOTA XXIX	01-04368-07	400	Marca, Huayllapampa and Tapacocha	Recuay	Ancash
COLLOTA XXXI	03-00001-08	200	Catac	Recuay	Ancash
COLLOTA XXXII	03-00002-08	200	Catac	Recuay	Ancash
COLLOTA XXI	01-00448-05	800	Catac, Huayllapampa, Marca and Tapacocha	Recuay	Ancash

Location: The Collota One project consists of four mining properties located in northern Peru, reaching the Districts of Catac, Huayllapampa, Marca and Tapacocha in province of Recuay, department of Ancash.  The project’s elevation varies between 4400 and 4600 meters above sea level and is accessible by a combination of road (paved and compacted) and foot travel, approximately 3 hours from the town of Huayllapampa.

Geological Environment: The project’s geology consists mainly of volcanic rocks of the Calipuy Group (Tertiary Period). At the higher areas there is a predominance of pyroclastic volcanic rocks, sequences of andesitic and dacitic lavas which appear as lapilli tuffs of intermediate composition, between andesitic and dacitic tuffs, mostly of a greenish grey color.

Locroja Project

Name	Code No.	Surface Area (Hectares)	District	Province	Department
LOCROJA XXI	03-00141-04	200	Santo Domingo de Capillas	Huaytará	Huancavelica

Location: The Locroja project consists of one property located in southern Peru, district of Santo Domingo de Cappelle, province of Huaytará, department of Huancavelica. It is accessible via the Panamericana (south) highway from the city of Ica followed by a combination of paved and compacted roads.

Geological Environment:  The geology of the Locroja project belongs to Arequipa segment sector, which is part of Batolito de la Costa compound by plutons (tonalite-monzonite-granodiorite-granite) and middle bodies of diorites and basalt. The property is covered by medium grain volcanic rocks, of acid composition (granite to tonalite).

Las Horquetas Project

Name	Code No.	Surface Area (Hectares)	District	Province	Department
ELMER XXII	01-0102679-07	900	Las Lomas	Sullana	Piura

Location: This Las Horquetas Project consists of one mineral property located in northern Peru, at the town of Las Horquetas in the Las Lomas District, Province of Sullana, Department of Piura.  The project is approximately 1108 kilometers from Lima, resting at an elevation between 184 to 250 meters above sea level.  It is accessible by the Panamericana (north) highway from Lima followed by a series of paved and variable compacted dirt roads.

Geological Environment: The property is located in the central part of the Las Lomas plutonic complex. Las Lomas has been intruded completely by monzonite/granite. This is a whitish-grey coarse-grained rock with interwoven whitish plagioclase phenocrysts and flat hornblendes also interwoven in netlike shapes; some biotite crystals can be seen. The hornblende is thinly flaked and flexible.  The tonalitic composition of the pluton varies towards the centre turning more clear and having a crystalline granular texture with a coarser grain and containing zoned plagioclases and a greater quantity of quartz.

Infernillo Project

Name	Code No.	Surface Area (Hectares)	District	Province	Department
INFIERNILLO XXI	01-00594-07	1000	Chamaca	Chumbivilcas	Cuzco
INFIERNILLO XXII	01-00847-07	952.29	Chamaca	Chumbivilcas	Cuzco
INFIERNILLO XXIII	01-00847-07	1000	Chamaca	Chumbivilcas	Cuzco
INFIERNILLO XXIV	01-0848-07	800	Chamaca	Chumbivilcas	Cuzco

Location: The Infernillo project consists of four properties located approximately 76 km north east of Santo Tomás, district of Chamaca, Province of Chumbivilcas, Department of Cusco, at an elevation of 4000 meters above sea level.  The property is approximately 1315 kilometers from Lima, and is accessible by a combination of paved highway, paved secondary roads and compacted back roads.

Geology:

The oldest rocks in the area correspond to a sequence of white quartzite of the Yura Group, locally known as the Mara Formation of the Middle Cretaceous. Overlying the Mara formation there is a series of grey to bluish grey limestone belonging to the Ferrobamba Formation of the Middle Cretaceous. The volcanic material formed by the lava spills of an andesitic nature and white, porous tuffs cover the above described rocks. There are diorite and granodiorite bodies and sometimes hornblende, intruding in the sedimentary rocks which in some places form magnetite-hematite bodies. Intense erosion occurred at a later date which formed the fill material of the Quebradas (ravines) and plains.

Turmalina Project

Name	Code No.	Surface Area (Hectares)	District	Province	Department
TURMALINA XXII	01-04120-06	199.9	Canchaque and San Miguel De El Faique	Huancabamba	Piura
TURMALINA XXIV	01-05039-06	400	Canchaque and San Miguel de El Faique	Huancabamba	Piura

Location:  The Turmalina Project consists of two properties touching upon the districts of Canchaque and San Miguel De El Faique (known as the Cerro Minas region) province of Huancabamba, Department of Piura, at an average elevation of 2,840 meters above sea level. Both properties are located within the limits of the farming communities Agua Blanca Community (approximately 100 inhabitants and Pampa de Minas Community (approximately 150 inhabitants).  The properties are accessible from the city of Huancabamba by series of paved and compacted road.

The topography of the area is very rugged. The main cause of the intensive erosion is probably the Los Potreros or Suri Pite rivers, which have caused a marked slope in the northern side of the claims rendering access impossible to that part of the area. The elevations differ within a short space, going from 1000 m to 3200 meters above sea level. Vegetation and recent soil deposits are abundant in the area and some places are covered, and the outcroppings cannot be observed. Water is abundant and is available almost every month of the year. Three lines of electric current provide reliable power sources. The lines are accessible from the mineral deposit.

Geology: The rocks found in and around the area of the claims consist mainly of hyalites and andesitic volcanic rocks, which have been affected by a granite-dioritic intrusive. The phyllites are the oldest rocks in the area and are found in Canchaque, west of the claim. These phyllites belong to the Salas Formation of the Lower Paleozoic Period. Towards the eastern part of the claim there is an outcropping of a strong andesitic volcanic sequence, some of which is in pyrite form and in other sectors it was found fresh or in silicate form. Both of the above described units have been intruded by a body as a small medium to coarse grained granite-dioritic stock. Towards the West of the Canchaque site, there are sediments which consist of sandstone and sandstone surrounded by silicates which have been totally folded and faulted.

Chicama Project

Name	Code No.	Surface Area (Hectares)	District	Province	Department
ORO CHICAMA XXI	01-00596-07	1000	Bolognesi	Pallasca	Ancash

Location: The Chicama Gold prospect is located within the mining district of Bolognesi, in the Province of Pallasca, department of Ancash, in northern Peru. It is accessible by paved and variable compacted roads from the city of Bolognesi.

Geology: The property presents a volcanic sequence of andesitic spills and tuffs of the Calipuy Group in contact with the Goyllarizquizga Mountain Group (Chulec and Carhuaz Formations) and the Chicama Formation from the Jurassic Period.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

On September 22, 2008, without the formality of convening a meeting, we received approval from holders of 51.9% of our common voting shares to change the par value of our common and preferred shares from $0 to $0.001 per share.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “DANR.OB”.  Our common shares became eligible for quotation on the OTC Bulletin Board in September, 2007.   The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board since our common stock began quotation in September, 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
July 1, 2008 – September 25, 2008	$1.75	$0.70
April 1, 2008 – June 30, 2008	$2.25	$1.00
January 1, 2008 – March 31, 2008	$2.00	$0.12
October 1, 2007 – December 31, 2007	$0.0029	$0.0029
September 1, 2007 – September 30, 2007	$0.00	$0.00

Stockholders

As of September 25, 2008, there were 75,280,710 common shares outstanding, held by approximately 28 shareholders of record.  To date, we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any cash dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of September 25, 2008.

Recent Sales of Unregistered Securities

On May 8, 2008, we issued 25,000,000 restricted common shares valued at $1.15 per share to two non-U.S. individuals for the purchase of 19 patented and unpatented mining concessions pursuant to the Agreement for the Assignment of Mining Rights between us and Angelo XXI entered into on June 3, 2008, which agreement replaced the letter of intent between us and Angelo XXI entered into on March 8, 2008 as disclosed in our report on Form 8-K filed on March 13, 2008. The total value of the transaction was $28,750,000, based on the closing price of our common stock as quoted on the OTC Bulletin Board on June 3, 2008.

With respect to the unregistered sales made, we relied on Regulation S of the Securities Act of 1933, as amended. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are an exploration stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing to fund our operations. Our only source of cash at this time is investments by others in our company.

Liquidity and Capital Resources

As of June 30, 2008, we had cash of $23,466 in our bank accounts and a working capital deficit of $22,833. As of June 30, 2008, we had total assets of $9,373,466 and total liabilities of $ 46,299.

Our net loss of $19,553,948 from July 21, 2006 (date of inception) to June 30, 2008 was mostly funded by a combination of private placements and loans. From July 21, 2006 (date of inception) to June 30, 2008, we raised net proceeds of $96,000 in cash from the issuance of common stock. On April 22, 2008, we received loans from Hudson Capital Corp (management consulting firm) of $1,800 and $2,930 bearing interest at 5% per annum and due on April 22, 2009.  As of June 30, 2008, these loans have been paid in full.

Since July 21, 2006 (date of inception) to June 30, 2008, we raised net proceeds of $116,272 in cash from financing activities.

We used net cash of $93,290 in operating activities for the year ended June 30, 2008 compared to $4,516 for the year ended June 30, 2007. The large difference is attributed to an increase in general and administrative expenses and mineral property costs.

We received net cash of $116,272 from financing activities for the year ended June 30, 2008 compared to $5,000 for the year ended June 30, 2007.  The increase of net cash from financing activities received in fiscal 2008 was primarily due to more issuances of our common stock during that period.

We expect that our total expenses will increase over the next year as we increase our business operations and exploration activities of mineral properties. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate generating any revenues for the next two years. Over the next 12 months, we plan to initially concentrate on completing a comprehensive review of all the data available from the previous exploration of our mineral properties and carry out surveys to identify potential drill targets. To that end, we have not completed a plan of operation or exploration and have not anticipated the cost of exploring our mineral properties.  We intend to complete a plan of operation and exploration once we have completed the title registration of our mineral properties.
There is no assurance that we will be able to accurately anticipate the cost of exploring our mineral properties or obtain the financing necessary to complete any plan of exploration. This could prevent us from achieving revenues.

In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholder loans. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. We do not presently have sufficient financing to undertake any exploration program on our mineral properties. Issuances of additional shares will result in dilution to our existing shareholders.

We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to tailor our exploration expenses and administrative expenses proportionately to the amount of capital resources available to us.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on July 21, 2006 to June 30, 2008. As of June 30, 2008, we had an accumulated deficit of $20,699,924. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we plan to undertake the exploration of our mineral properties. We may not generate significant revenues even if our future exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

At this time, our ability to generate any revenues continues to be uncertain. The auditors’ report on our audited financial statements as of June 30, 2008 and 2007 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Expenses

From July 21, 2006 (date of inception) to June 30, 2008, our total expenses were $201,584. The components of our total expenses since inception to June 30, 2008 consist of: $154,331 for general and administrative expenses $25,000 for mining expenses and $22,253 for land claim fees.

Our total expenses increased by $117,632 to $159,608 for the year ended June 30, 2008 from $41,976 for the year ended June 30, 2007. The increase in total expenses was mainly due to our increased business activities and in particular our acquisition of mineral interests.

Our general and administrative expenses consist of professional fees, consulting fees, foreign exchange loss, mineral property costs, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs, and office equipment. Our general and administrative expenses increased by $70,379 from $41,976 for the year ended June, 2007 to $112,355 for the year ended June 30, 2008. The increase in other general and administrative costs was mainly due to our increased day to day operation activities.

Our land claim fees increased from $0 during the period from July 21, 2006 (date of inception) until June 30, 2008 to $22,253 for the year ended June 30, 2008.  The increase in land claim fees resulted from our acquisition of mineral properties during fiscal year 2008.

Since it has not been determined whether there are proven or probable reserves on our properties, we recognized impairment losses of mineral property acquisition costs. Our impairment of mineral property costs increased to $19,400,000 for the year ended June 30, 2008 from $0 for the year ended June 30, 2007, because we recognized an impairment loss related to acquisition of mineral properties during fiscal year 2008.

Net Loss

For the year ended June 30, 2008 we incurred net loss of $19,553,948 compared to $41,976 for the year ended June 30, 2007. From July 21, 2006 (date of inception) to June 30, 2008, we incurred an aggregate net loss of $19,595,924. The net loss was primarily due to the impairment of mineral property costs and mineral property costs associated with a new mineral exploration company that has not yet earned any revenues. We expect to continue to incur losses over the next two years. We incurred net loss of $0.03 per share for the year ended June 30, 2008 and net loss of $0.00 per share for the year ended June 30, 2007.

Inflation and Changing Prices

Inflation and changing prices have had no impact on our net sales and revenues to date as we are an exploration stage company that has incurred net losses to date and has not generated any revenues.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data
Our fiscal year end is June 30. We will provide audited financial statements to our stockholders on an annual basis. Our audited financial statements as of June 30, 2008 follow as pages F-1 through F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Dana Resources as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2008 and the periods from July 21, 2006 (inception) through June 30, 2007 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dana Resources as of June 30, 2008 and 2007, and the results of its operations and cash flows for the year ended June 30, 2008 and the periods from July 21, 2006 (inception) through June 30, 2007 and 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
September 29, 2008

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 588-5960  ●  Facsimile (702) 588-5979

DANA RESOURCES
(An Exploration Stage Company)
BALANCE SHEETS
(AUDITED)

	June 30, 2008	June 30, 2007
ASSETS
Current assets
Cash	$ 23,466	$ 484
Total current assets	23,466	484
Mineral rights	9,350,000	-
Total assets	$ 9,373,466	$ 484
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 773	$ -
Accounts payable (related party)	7,679	23,800
Accrued expenses	37,847	13,160
Total current liabilities	46,299	36,960
Total liabilities	46,299	36,960
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.001 par value; unlimited authorized; none issued and outstanding	-	-
Common stock; $.001 par value; unlimited authorized 75,280,710 (2008) issued and outstanding; 1,120,000,000 (2007)	75,281	1,120,000
Additional paid in capital	29,951,810	500
Subscriptions receivable	-	(11,000)
Deficit accumulated during the exploration stage	(20,699,924)	(1,145,976)
Total stockholders' equity (deficit)	9,327,167	(36,476)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 9,373,466	$ 484

The Accompanying Notes are an Integral Part of these Financial Statements.

DANA RESOURCES
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(AUDITED)

		July 21, 2006	July 21, 2006
	Year Ended	(Inception)	(Inception)
	June 30, 2008	Through June 30, 2007	Through June 30, 2008
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	112,355	41,976	154,331
Mining Expenses	25,000	-	25,000
Land claim fees	22,253	-	22,253
Total expenses	159,608	41,976	201,584
Loss from operations	(159,608)	(41,976)	(201,584)
Other income (expense)
Gain on debt settlement	5,660	-	5,660
Loss on impairment	(19,400,000)	-	(19,400,000)
Total other income (expense)	(19,394,340)	-	(19,394,340)
Net loss	$ (19,553,948)	$ (41,976)	$(19,595,924)
Net loss per share basic	$ (0.03)	$ (0.00)
Weighted average number of shares	729,395,879	1,120,000,000

The Accompanying Notes are an Integral Part of these Financial Statements.

DANA RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(AUDITED)

					Additional	Common	Deficit Accumulated
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Paid-In	Stock	During the
	Shares	Value	Shares	Value	Capital	Subscribed	Exploration Stage	Total
Balance at Inception July 21, 2006	-	$-	-	$-	$-	$-	$-	$-
Stock issued for cash and subscription receivable	-	-	1,120,000,000	1,120,000	-	(11,000)	(1,104,000)	5,000
Forgiveness of debt - related party	-	-	-	-	500			500
Net loss	-	-	-	-	-	-	(41,976)	(41,976)
Balance at June 30, 2007	-	-	1,120,000,000	1,120,000	500	(11,000)	(1,145,976)	(36,476)
Shares cancelled	-	-	(1,069,799,290)	(1,069,799)	1,069,799	-	-	-
Proceeds from subscription	-	-	-	-	-	11,000	-	11,000
Contributed capital	-	-	-	-	15,272	-	-	15,272
Fogiveness of debt - related party	-	-	-	-	51,319	-	-	51,319
Shares issued for mineral rights	-	-	25,000,000	25,000	28,725,000	-	-	28,750,000
Shares issued for cash	-	-	80,000	80	79,920	-	-	80,000
Contributed capital - mining expenses	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(19,553,948)	(19,553,948)
Balance at June 30, 2008	-	$-	75,280,710	$75,281	$29,951,810	-	$(20,699,924)	$9,327,167

The Accomanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(AUDITED)
			July 21, 2006
	Year Ended	July 21, 2006 (Inception)	(Inception) Through
	June 30, 2008	June 30, 2007	June 30, 2008
Cash Flows from Operating Activities:
Net loss	$(19,553,948)	$ (41,976)	$ (19,595,924)4)
Adustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	19,400,000	-	19,400,000
Gain on settlement of debt	(5,660)		(5,660)
Changes in operating assets and liabilities:
Accounts payable	773	-	773
Accounts payable (related party)	40,858	24,300	65,158
Accrued expenses	24,687	13,160	37,847
Net cash used by operating activities	(93,290)	(4,516)	(97,806)
Cash Flows from Financing Activities:
Proceeds from promissory notes	4,730	-	4,730
Payment made as settlement of promissory notes	(4,730)	-	(4,730)
Contributed of capital	25,272	-	25,272
Proceeds from sale of common stock	91,000	5,000	96,000
Net cash provided by financing activities	116,272	5,000	121,272
Change in cash	22,982	484	23,466
Beginning cash	484	-	-
Ending cash	$ 23,466	$ 484	$ 23,466
Supplemental Disclosures
Cash Paid For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Schedule of Non-Cash Investing and Financing Activities
Forgiveness of debt (related party)	$ 51,319	$ 500	$ 51,819
Issuance of common stock for mineral rights	$ 28,750,000	$ -	$28,750,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
June 30, 2008 and 2007
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

1. Nature of Operations and Continuance of Business

Dana Resources (the "Company") was organized under the laws of the State of Wyoming on July 21, 2006 under its former name DanaPC.com.  The Company’s business was originally to develop a website to give consumers information on commonly encountered problems with personal computers.  In February 2008, the Company’s major shareholders sold their positions. At this time the Company’s new management changed the business direction to exploring and mining for gold. The Company has acquired natural resource properties in Peru, South America (see Note 8).   Additionally the Company will no longer engage in the computer business as the Company has not yet generated revenue from that business model. The Company has not yet generated any revenues from planned principal operations and is considered an exploration stage company as defined in Statement of Financial Accounting   Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

The Company amended its articles of incorporation to change its name to "Dana Resources” on January 28, 2008 to reflect the Company’s intention to acquire natural resource properties. Additionally, on February 20, 2008, the Company effected a 70-for-1 forward stock split.  Finally, on September 23, 2008 the Company effected a change in par value to $.001 per share.  Both of these changes (forward stock split and change in par) have been reflected in the financial statements on a retroactive basis since inception.

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  As of June 30, 2008, the Company had no revenues and an accumulated deficit of $20,699,924.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DANA RESOURCES
(An Exploration Stage Company)
June 30, 2008 and 2007
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

3. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is June 30.

b) Exploration Stage Company

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Based upon the Company's business plan, it is an exploration stage company. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As an exploration stage company, the Company discloses the deficit accumulated during the exploration stage as well as the cumulative statements of operations and cash flows from inception to the current balance sheet date.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d) Financial Instruments

The carrying value of cash and accrued liabilities approximates their fair value because of the short maturity of these instruments.

e) Stock-Based Compensation

The Company has one stock-based employee compensation plan (See Note 4b).  The Company accounts for its plan under the recognition and measurement principles of SFAS 123R, "Share Based Payment" and related Interpretations.  The Company has not issued any stock options or warrants.

f) Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.  (See note 6).

DANA RESOURCES
(An Exploration Stage Company)
June 30, 2008 and 2007
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

3. Summary of Significant Accounting Policies (Continued)

g) Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 21, 2006 (Date of inception) through June 30, 2008, the Company had no potentially dilutive securities.  The per share calculation reflects the effect of the stock split on a retroactive basis.

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

i) Long-Lived assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment and disposal of whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of the asset less cost to sell (refer to Note 8).

j) Reclassifications

Certain amounts in the June 30, 2007 financial statements have been reclassified to conform to the June 30, 2008 presentation. These reclassifications had no effect on the previously reported net loss.  Specifically these items are common stock and retained earnings.

DANA RESOURCES
(An Exploration Stage Company)
June 30, 2008 and 2007
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

3.  Summary of Significant Accounting Policies (Continued)

k) Recently Enacted Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 141 will have a material impact on our financial condition or results of operation.

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

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133".  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for, under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

DANA RESOURCES
(An Exploration Stage Company)
June 30, 2008 and 2007
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

3. Summary of Significant Accounting Policies (continued)

k) Recently Enacted Accounting Standards (continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

DANA RESOURCES
(An Exploration Stage Company)
June 30, 2008 and 2007
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

4.  Stockholders’ Equity (Deficit)

a) Common Stock

The Company has authorized an unlimited number of shares of $.001 par value common stock and preferred stock.  In July 2006, in connection with its organization, the Company issued 16,000,000 (pre-split) shares of common stock to various individuals including 10,000,000 (pre-split) shares which were issued to an officer/shareholder of the Company; the remaining 6,000,000 shares were issued to various individuals for cash of $16,000.  Additionally, the financial statements reflect a change in par value from no par value to $.001 per share effected on June 30, 2008.

In November 2006, an entity related to a stockholder performed legal services valued at $500 in connection with the Company's registration statement on Form SB-2.  The related payable was forgiven by the law firm and was accounted for as a contribution to capital.

The Company effected a 70-for-1 forward stock split as of February 20, 2008.  Certain shareholders cancelled shares held by them in connection with the forward stock split.  These shares represent 394,800,000 (post-split) shares subject to a Lockup Agreement dated July 31, 2007 as well as 674,999,290 (post-split) shares owned by the sole officer and director at that time.  The total number of cancelled shares is 1,069,799,280 (post-split) shares, 50,200,710 shares after the stock split.  All share amounts have been retroactively restated for all periods presented.

For the period ended March 31, 2008, a director of the Company contributed $15,272 for working capital purposes and waived any rights of repayment.

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000.  The CEO of the Company contributed $10,000 for working capital purposes and waived any rights of repayment.

On June 3, 2008, the Company entered into an agreement with Sociedad Minera De Responsabilidad Limitada Angelo XXI (“Angelo XXI”) for the assignment of mining rights located in Peru, South America. The purchase price was 25,000,000 shares of restricted common stock, valued at $28,750,000; the fair value of the underlying shares ( See Note 8).

On June 29, 2008, the Company issued 80,000 shares through a private placement. The shares were sold at $1.00 per share and the placement was exempt under 4(2).

As of June 30, 2008, there are 75,280,710 shares issued and outstanding.

DANA RESOURCES
(An Exploration Stage Company)
June 30, 2008 and 2007
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

 4. Stockholders’ Equity (Deficit) (Continued)

b) Stock Option Plan

In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan ("the Plan").  The Plan provides for the granting of qualified and non-qualified stock options to issue up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At June 30, 2008, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

5. Notes Payable

On April 22, 2008, the Company received loans of $1,800 and $2,930 bearing interest at 5% per annum and due on April 22, 2009.  As of June 30, 2008, these loans have been paid in full.

6. Income Taxes

At June 30, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $171,000 and $42,000, respectively, which begins to expire in 2026.  The provision for income taxes are $0, for the years ended June 30, 2008 and 2007.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$ 58,115	$ 14,272
Total deferred tax assets	58,115	14,272
Less: Valuation Allowance	(58,115)	(14,272)
Net Deferred Tax Assets	$ -	$ -

DANA RESOURCES
(An Exploration Stage Company)
June 30, 2008 and 2007
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

6. Income Taxes (Continued)

The valuation allowance for deferred tax assets as of June 30, 2008 and 2007 was $58,115 and $14,272, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2008 and 2007, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended June 30:

	2008	2007
Federal statutory tax rate	(34)%	(34)%
Change in valuation allowance	34%	34%

7. Related Party Transactions

a)  The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices, as needed, at no expense to the Company.

b)  An officer and shareholder advanced $1,800 to pay web development costs during the quarter ended March 31, 2007.  The same officer and shareholder have accrued salary of $45,000 for the fifteen months ended March 31, 2008 at the rate of $3,000 per month.  As of June 30, 2008 the balance due was forgiven.

c)  During the quarter ended March 31, 2008, the outstanding accounts payable, accrued salary and amounts due to related parties were forgiven by some shareholders and treated as contributed capital totaling $51,319.

d) On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims witch $10,000 was contributed by the CEO and has waived any rights of repayment.

DANA RESOURCES
(An Exploration Stage Company)
June 30, 2008 and 2007
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED) )

7. Rlated Party Transaction (Continued)

e) As of June 30, 2008 and 2007, outstanding advances made to the Company by Len De Melt, the Company’s current president, and by a former shareholder/officer, respectively, were $7,679 and $23,800.

8. Mineral Rights and Impairment

The Company entered into an agreement dated June 3, 2008 to acquire 19 precious and base metal mining claims in Peru, South America for 25,000,000 shares of restricted common stock and the payment of a 1.5% net smelter royalty.  The Company issued 25,000,000 shares, valuing the asset at the fair value of the underlying stock as of the agreement date was $28,750,000.  On June 30, 2008, the Company evaluated the asset for potential impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  At the end of June 30, 2008, the Company, in accordance with FAS 141 and FAS 142, valued the asset for impairment.  Additionally the Company found several reports that showed that the industry traditionally used 2 percent of the asset value, price times ounces, to establish value on the financial statements.  As such, the Company used a formula (as indicated in the following sentence) and determined that a more conservative approach for asset valuation was appropriate.  The method used by the Company to determine the fair value of the mineral rights as of June 30, 2008 was as follows:

The Company purchased the rights to approximately 1,100,000 ounces of estimated gold reserves.  The Company anticipates extracting at least 1% of the total reserves; or approximately 11,000 ounces.  Utilizing an average spot price of $850 per oz., the estimated fair value of the rights was determined to be $9,350,000.  The difference between the carrying value of $28,750,000 and the fair value of $9,350,000 which totaled $19,400,000 was recorded as impairment.

9. Commitments

On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial Operator and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month for an indefinite term.  The Company has accrued $10,000 as of June 30, 2008.

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000.  Of which $10,000 were contributed by the CEO and the remaining $15,000 are to be paid on October, 2008.  The Company has accrued $15,000 in accrued expenses.

Additionally on June 3, 2008, the Company has agreed to a mining agreement with Elmer Rosales. As per the agreement, the Company will compensate Mr. Rosales $10,000 per month commencing in September 2008.

10. Subsequent Events

On September 23, 2008 the Company amended its articles of incorporation to change the par value of its common and preferred stock from $0 per share to $.001 per share.

On September 24, 2008, the Company incorporated a wholly owned Peruvian subsidiary, Dana Resources SAC.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the period ended June 30, 2008 have been included in this form 10-K in reliance upon De Joya Griffith & Company LLC, Certified Public Accountants & Consultants, as experts in accounting and auditing.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Internal Control over Financial Reporting

Our management’s evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

2.  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

3.  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, we determined that the following deficiencies constituted a material weakness, as described below.
    1. Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee. There is no policy on fraud and no code of ethics at this time.  A whistleblower policy is not necessary given the small size of the organization.
    2. Management override of existing controls is possible given the small size of the organization and lack of personnel.
    3. There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

De Joya Griffith & Company LLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2008.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers
According to our bylaws, the authorized number of directors of the corporation shall be not less than one and may be as many as set by resolution of the Board of Directors.

Our current directors and officer are:

Name	Age	Position
Len De Melt	62	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer.
Elmer Moses Rosales Castillo (Elmer Rosales)	54	Chairman of the Board of Directors

The directors will serve as directors until our next annual shareholder meeting (or, if such meeting is not held, at a special meeting) or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors.  There are no other arrangements, agreements or understandings between non management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Len De Melt, Director President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer.
Mr. De Melt is an engineering technologist and a graduate of the Haileybury School of Mines. He also holds a Bachelor of Arts degree in business and economics and a diploma of mechanical studies from the British Columbia Institute of Technology. He has held management positions with 12 mining companies internationally and was instrumental in starting and building six mines, including Gulf Oil's Rabbit Lake mine (uranium), Syncrude mine (oil sands), Denison Mines' Quintette (coal), Homestake's Golden Bear mine (gold), BHP's Ekati mine (diamonds) and Goldust's Croiner mine (gold). Mr. De Melt is well known within the mining industry and brings nearly 30 years of project management and mine development experience to the company. He was a director of several public and private mining companies, including Norsemont Resources Inc. and Vena Resources Inc.  Mr. De Melt is 62 years old, and has been self-employed for the past five years. Mr. De Melt is currently the Chairman and a Director of Nilam Resources Inc (OTCBB: NILR.OB). He does not hold any other directorships in any other companies subject to U.S. reporting requirements.  There are no family relationships between Mr. De Melt and any other directors or officers of the Dana Resources.

Elmer Moses Rosales Castillo (Elmer Rosales), Chairman of the Board of Directors

For over thirty years (including the past five years) Mr. Rosales has been an entrepreneur in the Peruvian mining industry. He presently serves as the president and general manager of numerous Peruvian mining companies including MRC1 Exploraciones EIRL and SMRL, Norteamérica XXI, SMRL Virgen De Las Nieves IV, and SMRL Angelo XXI. Mr Rosales’ companies presently own and operate more than 120,000 hectares of mining claims in Peru. He is also a specialist in setting up agitation and heap leaching plants and operates an industrial scale pilot plant for this purpose.  Mr. Rosales is 54 years old and does not hold any other directorships in companies subject to U.S. reporting requirements. There are no family relationships between Mr. Rosales and any other directors or officers of Dana Resources.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Significant Employees

Other than the directors and officer described above, as of September 25, 2008, we did not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officer or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

·	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

·	Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on the fact that we do not have a class of securities registered under the Section 12 of the Securities Exchange Act of 1934, none of our 10% shareholders, directors or officers has been required for file reports under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Nominating Committee

As of September 25, 2008, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of our Directors, President, Chief Executive Officer and Chief Financial Officer during the last three completed fiscal years.  No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.  Subsequent to the end of the last fiscal year represented in the table below, on September 3, 2008, we appointed Mr. Elmer Rosales as Chairman of our Board of Directors.  Beginning in September 2008, we have agreed to compensate Mr. Rosales $10,000 per month for both his director services and his managerial services in relation to the operation of our Peruvian subsidiary, Dana Resources SAC.

Summary Compensation Table for Directors and Officers

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Nonequity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $
Yuri Semenov(1)	2005	18,000	0	0	0	0	0	0	18,000
	2006	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Len De Melt(2)	2008	10,000	0	0	0	0	0	0	10,000

(1)	Yuri Semenov is our former President, Chief Financial Officer, Secretary and Director.
(2)	Len De Melt is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Mr. De Melt and Mr. Rosales each spend approximately 30 hours per week on our business.  Except for the salaries granted to Mr. De Melt and Mr. Rosales, they do not receive any other compensation as directors or officers or any health, pension or employment benefits.

Management and Consulting Agreements

On April 29, 2008, we entered into a Management Agreement with our Director, President, Chief Executive Officer, Chief Financial Officer, Len De Melt, regarding Mr. De Melt’s services as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer. Pursuant to the agreement, we have agreed to pay to Mr. De Melt $5,000 per month payable at the conclusion of each month during which he provides his management services. Payments to Mr. De Melt are to begin at the end of May, 2008.

On June 3, 2008, we entered into an Agreement for the Assignment of Mining Rights (the “Angelo XXI Agreement”) between us and SMRL Angelo XXI.  Pursuant to that Agreement, we have appointed Elmer Rosales as the Chairman of our Board of Directors. We have also agreed to pay to Mr. Rosales $10,000 per month for both his director services and for his managerial services as manager of our Peruvian subsidiary, Dana Resources SAC, beginning September 2008.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

In addition to the fees paid to our Directors in respect of their management and director services, we reimburse our directors for expenses incurred in connection with attending board meetings.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of September 25, 2008, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of our company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of September 25, 2008, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of September 25, 2008, there were 75,280,710 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	Yuri Semenov (2) Pushkinska 20-3 Kiev, Ukraine	10,000,000	13.28%
Common	Jehu Hand (3) 24351 Pasto Road, Suite B Dana Point, California 92629	2,000,000 (4)	2.65%
Common	Len De Melt (5) 810 Malecon Cisneros Miraflores Lima, Peru R5 18	12,000,000	15.94%
Common	Elmer Moses Rosales Castillo Casimiro Espejo 150 San Isidro, Lima Peru (6)	25,000,000 (7)	33.20%
	All Officers and Directors as a Group	49,000,000	65.07%
Total		49,000,000	65.07%

(1)	Based on 75,280,710 issued and outstanding shares of common stock as of September 25, 2008 plus common shares issuable to the individual security holder upon exercise of options and warrants.
(2)	Yuri Semenov resigned as our President and Chief Financial Officer as of April 28, 2008, and as our director effective April 29, 2008.
(3)	Jehu Hand resigned as our Secretary as of February 22, 2008.
(4)
Includes 1,000,000 shares held by Ecco Petroleum Family Limited Partnership and1,000,000 shares held by Sheridan Clearing Corporation. To our knowledge, Mr. Hand has voting and dispositive control over securities held by Ecco Petroleum Family Limited Partnership. Sheridan Clearing Corporation is the nominee Arrakis Select Inc.  To our knowledge, Mr. Hand has sole voting and dispositive control over securities held by Arrakis Select Inc.

(5)	Len De Melt is our President, Secretary, Treasurer, Chief Executive Officer, Principal Accounting Officer and our director.
(6)	Elmer Moses Rosales Castillo is our director and the Chairman of our Board of Directors
(7)	Includes 2,000,000 shares held by SMRL Virgen De Las Nieves IV, a Peruvian corporation. To our knowledge Elmer Moses Rosales Castillo had sole voting and dispositive control over securities held by SMRL Virgen De Las Nieves IV. Item 13. Certain Relationships, Related Transactions, and Director Independence

Item 13. Certain Relationships, Related Transactions, and Director Independence.

During the quarter ended March 31, 2007, our former President, Secretary and Chief Financial Officer, Yuri Semenov advanced $1,800 to us in respect of web development costs.  Mr. Semenov also accrued salary of $45,000 for the fifteen months ended March 31, 2008 at the rate of $3,000 per month.  As of June 30, 2008, the balance due to Mr. Semenov was forgiven.

During the quarter ended March 31, 2008, the outstanding accounts payable, accrued salary and amounts due to related parties were forgiven by some shareholders and treated as contributed capital totaling $51,319.

On April 29, 2008, we entered into a Management Agreement with our director, Len De Melt, regarding Mr. De Melt’s services as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.  Pursuant to the agreement, we have agreed to pay to Mr. De Melt $5,000 per month payable at the conclusion of each month during which he provides his management services.  Payments to Mr. De Melt are to begin at the end of May, 2008.

On June 3, 2008, we completed the purchase of 19 patented and unpatented base and precious metal mining concessions located in the provinces of Chumbivilcas, Recuay, Piura, Huaytara, Pallasca, and Huancabamba, Peru, from SMRL Angelo XXI, a Peruvian corporation. The purchase was completed pursuant to the Agreement for the Assignment of Mining Rights between us and Angelo XXI entered into on June 3, 2008, which agreement replaced the letter of intent between us and Angelo XXI entered into on March 8, 2008 as disclosed in our report on Form 8-K filed on March 13, 2008.

The purchase price of the property was 25,000,000 restricted shares of our common stock valued at $1.15 per share for a total value of $28,750,000, based on the closing price of our common stock as quoted on the OTC Bulletin Board on June 3, 2008. Angelo XXI is also entitled to receive a net production royalty of 1.5% of the proceeds of minerals mined and sold from the Concessions. We are also responsible for all costs associated with transferring and maintaining the title to the Concessions, including payment of approximately $23,000 in past maintenance fees.

In accordance with the agreement, 23,000,000 and 2,000,000 of the shares payable in respect of the purchase price were issued respectively to Mr. Elmer Rosales, now Chairman of our Board of Directors, and SMRL Virgen De Las Nieves IV, a Peruvian corporation.  The agreement restricts any sale or transfer of the shares until May 16, 2010.  Pursuant to the agreement, we have appointed Mr. Rosales as Chairman of our Board of Directors and as general manager of our future Peruvian subsidiary.  We have also agreed to pay to Mr. Rosales or his appointee $10,000 per month for his Director and managerial services beginning in September 2008.  Any amounts paid to Mr. Rosales in respect of fees for services will be deductible from any net production royalties payable to Angelo XXI.

Mr. Rosales is the president of both SMRL Angelo XXI and SMRL Virgen De Las Nieves IV.  To our knowledge, Mr. Rosales has sole voting and dispositive control with regard to securities held by SMRL Virgen De Las Nieves IV.  The issuance of the 25,000,000 shares bring our total issued and outstanding common stock to 75,280,710 and gives Mr. Rosales control over approximately 33% of our issued and outstanding capital stock.

There was no material relationship between us or our affiliates and Angelo XXI, other than in respect of the material definitive agreement entered into.

As of June 30, 2008 and 2007, outstanding advances made to the Company by Len De Melt, the Company’s president and a former shareholder/officer, respectively, were  $7,679 and $23,800.

As of September 25, 2008 we have not had a need to rent office space.  Len De Melt, our director, President, CEO and CFO allows us to use his offices, as needed, at no expense to us.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of our total assets for the last one fiscal year.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Mr. Len De Melt and Mr. Elmer Rosales are presently our only two directors and do not meet any of the definitions for independent directors. Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, De Joya Griffith & Company LLC, for the audit of our annual financial statements for the years ended June 30, 2008 and June 30, 2007 and any other fees billed for other services rendered De Joya Griffith & Company LLC during that period.

Description of Service	Fees (July 1, 2007 to June 30, 2008) ($)	Fees (July 21, 2006 (Inception) June 30, 2007) ($)
Audit fees	20,000	7,750
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	20,000	7,750

Part IV

Item 15.  Exhibits and Financial Statement Schedules

a) (1) Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate (Articles) of Incorporation as filed with the Wyoming Secretary of State on July 21, 2006.
3.2	Certificate of Amendment changing our name from Dana PC Inc., to Dana Resources filed with the Wyoming Secretary of State on February 5, 2008.
3.3	Certificate of Amendment establishing a par value of 0.001 for our common and preferred stock filed with the Wyoming Secretary of State on September 25, 2008.
10.1	Letter of Intent between Dana Resources and SMRL Angelo XXI dated March 8, 2008. (1)
10.2	Management Agreement between Dana Resources and Len De Melt dated April 29, 2008.
10.3	Agreement for the Assignment of Mining Rights between Dana Resources and SMRL Angelo XXI date June 3, 2008. (2)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference as exhibit 10.2 of our Report on Form 8-K filed on March 13, 2008.
(2)	Incorporated by reference as exhibit 10.2 of our Report on Form 8-K filed on June 9, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dana Resources

Date: October 14, 2008	By: /s/ Len De Melt
Len De Melt
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

                                                                      Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Len De Melt Len De Melt	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	October 14, 2008