Form 10-Q
period 2008-09-30
Dana Resources
filed 2008-11-14
CIK 1378036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-1421-28

Dana Resources
(Name of Small Business Issuer in its charter)

Wyoming	n/a
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

810 Malecon Cisneros
Miraflores, Lima Peru R5 18
(Address of principal executive offices)

380 44 331 6201
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer  ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2008, the registrant had 50,306,980 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Dana Resources (the “Company”, “Dana”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

The accompanying Condensed Consolidated Financial Statements of Dana Resources, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2008. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2008, the condensed consolidated results of its operations for the three and nine months ended September 30, 2008 and 2007, the condensed consolidated results of its cash for the three months ended September 30, 2008 and 2007, and the condensed consolidated results of its stockholders’ equity as of September 30, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Dana Resources
Consolidated Financial Statements
(A Development Stage Company)
(Unaudited)
September 30, 2008

Financial Statement Index

Unaudited Consolidated Balance Sheets	F-1
Unaudited Consolidated Statements of Operations	F-2
Unaudited Consolidated Statements of Cash Flows	F-3
Unaudited Notes to the Consolidated Financial Statements	F-4

DANA RESOURCES
(An Exploration Stage Company)
BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$17,026	$23,466
Total current assets	17,026	23,466
Mineral rights	9,350,000	9,350,000
Total assets	$9,367,026	$9,373,466
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$27,985	$773
Accounts payable (related party)	-	7,679
Accrued expenses	52,905	37,847
Total current liabilities	80,890	46,299
Total liabilities	80,890	46,299
STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; unlimited authorized; none issued and outstanding	-	-
Common stock; $.001 par value; unlimited authorized
75,294,210 and 75,280,710 issued and outstanding, respectively	75,295	75,281
Additional paid in capital	29,965,296	29,951,810
Deficit accumulated during the exploration stage	(20,754,455)	(20,699,924)
Total stockholders' equity	9,286,136	9,327,167
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,367,026	$9,373,466

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	July 21, 2006 (Inception) Through September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-
Expenses
General and administrative expenses	54,481	14,560	208,812
Mining Expenses	-	-	25,000
Land claim fees	50	-	22,303
Total expenses	54,531	14,560	256,115
Loss from operations	(54,531)	(14,560)	(256,115)
Other income (expense)
Gain on debt settlement	-	-	5,660
Loss on impairment	-	-	(19,400,000)
Total other income (expense)	-	-	(19,394,340)
Net loss	$(54,531)	$(14,560)	$(19,650,455)
Net loss per share basic	$(0.00)	$(0.00)
Weighted average number of shares	75,280,710	16,000,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Shares	Common Stock Value	Additional Paid-In Capital	Common Stock Subscribed	Deficit Accumulated During the Exploration Stage	Total
Balance at Inception July 21, 2006	-	$-	$-	$-	$-	$-
Stock issued for cash and subscription receivable	1,120,000,000	1,120,000	-	(11,000)	(1,104,000)	5,000
Forgiveness of debt - related party			500			500
Net loss					(41,976)	(41,976)
Balance at June 30, 2007	1,120,000,000	1,120,000	500	(11,000)	(1,145,976)	(36,476)
Shares cancelled	(1,069,799,290)	(1,069,799)	1,069,799	-	-	-
Proceeds from subscription	-	-	-	11,000	-	11,000
Contributed capital	-	-	15,272	-	-	15,272
Fogiveness of debt - related party	-	-	51,319	-	-	51,319
Shares issued for mineral rights	25,000,000	25,000	28,725,000	-	-	28,750,000
Shares issued for cash	80,000	80	79,920	-	-	80,000
Contributed capital - mining expenses	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	(19,553,948)	(19,553,948)
Balance at June 30, 2008	75,280,710	$75,281	$29,951,810	-	$(20,699,924)	$9,327,167
Shares issued for cash	13,500	14	13,486	-	-	13,500
Net Loss	-	-	-	-	(54,531)	(54,531)
Balance at September 30, 2008 (unaudited)	75,294,210	$75,295	$29,965,296	-	$(20,754,455)	$9,286,136

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			July 21, 2006
	Three Months Ended	Three Months Ended	(Inception) Through
	September 30, 2008	September 30, 2007	September 30, 2008
Cash Flows from Operating Activities:
Net loss	$(54,531)	$(14,560)	$(19,650,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	-	-	19,400,000
Gain on settlement of debt	-	-	(5,660)
Changes in operating assets and liabilities:
Accounts payable	27,212	-	27,985
Accounts payable (related party)	(7,679)	9,519	57,479
Accrued expenses	15,058	-	52,905
Net cash used by operating activities	(19,940)	(5,041)	(117,746)
Cash Flows from Financing Activities:
Proceeds from promissory notes	-	-	4,730
Payment made as settlement of promissory notes	-	-	(4,730)
Contributions of captial	-	-	25,272
Proceeds from sale of common stock	13,500	5,000	109,500
Net cash provided by financing activities	13,500	5,000	134,772
Change in cash	(6,440)	(41)	17,026
Beginning cash	23,466	484	-
Ending cash	$17,026	$443	$17,026
Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Forgiveness of debt (related party)	$-	$-	$51,819
Issuance of common stock for mineral rights	$-	$-	$28,750,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
 (Unaudited)

1.   Nature of Operations and Continuance of Business

Dana Resources (the "Company") was organized under the laws of the State of Wyoming on July 21, 2006 under its former name DanaPC.com.  The Company’s business was originally to develop a website to give consumers information on commonly encountered problems with personal computers.  In February 2008, the Company’s major shareholders sold their positions. At this time, the Company’s new management changed the business direction to exploring and mining for gold. The Company has acquired natural resource properties in Peru, South America (see Note 6).   Additionally, the Company will no longer engage in the computer business as the Company has not yet generated revenue from that business model. On September 24, 2008, the Company incorporated a wholly owned Peruvian subsidiary, Dana Resources SAC.
The Company has not yet generated any revenues from planned principal operations and is considered an exploration stage company as defined in Statement of Financial Accounting   Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

The Company amended its articles of incorporation to change its name to "Dana Resources” on January 28, 2008 to reflect the Company’s intention to acquire natural resource properties. Additionally, on February 20, 2008, the Company effected a 70-for-1 forward stock split.  Finally, on September 23, 2008, the Company effected a change in par value to $.001 per share.  Both of these changes (forward stock split and change in par) have been reflected in the financial statements on a retroactive basis since inception.

2.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  As of September 30, 2008, the Company had no revenues and had an accumulated deficit of $20,754,455.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
September 30, 2008
 (Unaudited)

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
September 30, 2008
 (Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

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

g) Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 21, 2006 (Date of inception) through September 30, 2008, the Company had no potentially dilutive securities.  The per share calculation reflects the effect of the stock split on a retroactive basis.

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

i) Long-Lived assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment and disposal of whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of the asset less cost to sell (refer to Note 6).

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
September 30, 2008
 (Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

h) Change in Par Value

On September 23, 2008, the Company amended its articles of incorporation to change the par value of its common and preferred stock from $0 per share to $.001 per share.

k) Recently Enacted Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning July 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. We do not expect that the adoption of SFAS 141 will have a material impact on our financial condition or results of operation.

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
September 30, 2008
 (Unaudited)

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
September 30, 2008
 (Unaudited)

4.   Stockholders’ Equity

a) Common Stock

The Company has authorized an unlimited number of shares of $.001 par value common stock and preferred stock.  In July 2006, in connection with its organization, the Company issued 1,120,000,000 (post-split) shares of common stock to various individuals including 70,000,000 (post-split) shares which were issued to an officer/shareholder of the Company; the remaining 42,000,000 (post-split) shares were issued to various individuals for cash of $16,000.  Additionally, the financial statements reflect a change in par value from no par value to $.001 per share effected on June 30, 2008.

In November 2006, an entity related to a stockholder performed legal services valued at $500 in connection with the Company's registration statement on Form SB-2.  The related payable was forgiven by the law firm and was accounted for as a contribution to capital.

The Company effected a 70-for-1 forward stock split as of February 20, 2008.  Certain shareholders cancelled shares held by them in connection with the forward stock split.  These shares represent 394,800,000 (post-split) shares subject to a Lockup Agreement dated July 31, 2007 as well as 674,999,290 (post-split) shares owned by the sole officer and director at that time.  The total number of cancelled shares is 1,069,799,280 (post-split) shares, 50,200,710 shares after the stock split remained.  All share amounts have been retroactively restated for all periods presented.

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

On June 3, 2008, the Company entered into an agreement with Sociedad Minera De Responsabilidad Limitada Angelo XXI (“Angelo XXI”) for the assignment of mining rights located in Peru, South America. The purchase price was 25,000,000 shares of restricted common stock, valued at $28,750,000; the fair value of the underlying shares (See Note 6).

On June 29, 2008, the Company issued 80,000 shares through a private placement. The shares were sold at $1.00 per share and the placement was exempt under 4(2).

On September 26, 2008 the Company sold 13,500 shares of common stock for $13,500.

As of September 30, 2008, there are 75,294,210 shares issued and outstanding.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
September 30, 2008
 (Unaudited)

 4.   Stockholders’ Equity (Continued)

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

b)  An officer and shareholder advanced $1,800 to pay web development costs during the quarter ended March 31, 2007.  The same officer and shareholder had accrued salary of $45,000 for the fifteen months ended March 31, 2008 at the rate of $3,000 per month.  As of June 30, 2008, the balance due was forgiven.

c)  During the quarter ended March 31, 2008, the outstanding accounts payable, accrued salary and amounts due to related parties were forgiven by some shareholders and treated as contributed capital totaling $51,319.

d) On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims of which $10,000 was contributed by the CEO; he has waived any rights of repayment.

e) As of June 30, 2008, outstanding advances made to the Company by Len De Melt, the Company’s current president, and by a former shareholder/officer were $7,679.  As of September 30, 2008, all outstanding advances have been repaid.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
September 30, 2008
 (Unaudited)

6.   Mineral Rights and Impairment

The Company entered into an agreement dated June 3, 2008 to acquire 19 precious and base metal mining claims in Peru, South America for 25,000,000 shares of restricted common stock and the payment of a 1.5% net smelter royalty.  The Company issued 25,000,000 shares, valuing the asset at the fair value of the underlying stock as of the agreement date or $28,750,000.  On June 30, 2008, the Company evaluated the asset for potential impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company found several reports that showed the industry traditionally used 2 percent of the asset value, price times ounces, to establish value on the financial statements.  As such, the Company using a formula (as indicated in the following paragraph) and determined that a more conservative approach for asset valuation was appropriate.  The method used by the Company to determine the fair value of the mineral rights as of June 30, 2008 was as follows:

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

7.   Commitments

On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial Operator and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month for an indefinite term.  The Company has accrued $15,000 as of September 30, 2008.

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000, of which $10,000 were contributed by the CEO and the remaining $15,000 are to be paid in October, 2008.  The Company has accrued $15,000 in accrued expenses.

Additionally on June 3, 2008, the Company agreed to a mining agreement with Elmer Rosales. As per the agreement, the Company will compensate Mr. Rosales $10,000 per month commencing in September 2008.  The Company has accrued $10,000 as of September 30, 2008.

8.   Subsequent Events

On October 4, 2008, the Company received $13,480 relating to a subscription for 13,480 shares; these shares are valued at 1.00 per share.

On October 31, 2008, our directors adopted resolutions to cancel 25,000,710 shares pursuant to verbal agreements with various shareholders to cancel shares for no consideration.  The cancellation was completed on November 12, 2008.  The cancellation of our shares reduced our number of common shares issued and outstanding from 75,307,690 to 50,306,980.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview and Uncertainties

We were incorporated as a Wyoming company on July 21, 2006. Our business is the acquisition, exploration and development of mineral properties. We have one wholly owned Peruvian subsidiary, Dana Resources SAC, which is the registered holder of title to 19 patented and unpatented base and precious metal mining properties located in the provinces of Chumbivilcas, Recuay, Piura, Huaytara, Pallasca, and Huancabamba, Peru, all of which we acquired on June 3, 2008.

Formerly, our business was to build and market an educational website on the subject of personal computing. On February 20, 2008, we amended our articles of incorporation to change our name to Dana Resources. The change of our name coincided with our decision to abandon our former business activities and to engage in the acquisition, exploration and development of mineral properties.

Our principal office is located at 810 Malecon Cisneros, Miraflores, Lima, Peru R5 18. Our telephone number is 380-44-331-62-01. Our fiscal year end is June 30.

Results of Operations for the Period From July 21, 2006 (Date of Inception) to September 30, 2008 and for the Three Months Ended September 30, 2008

Lack of Revenues

We have had limited operations since our inception on July 21, 2006 to September 30, 2008 and we have not generated any revenues. As of September 30, 2008, we had total assets of $9,367,026 and total liabilities of $80,890. Since our inception to September 30, 2008, we have an accumulated deficit of $20,754,455. We anticipate that we will incur substantial losses over the next year. Our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We accumulated total expenses of $256,115 since our inception on July 21, 2006 to September 30, 2008, including $208,812 in general and administrative expenses, $25,000 in mining expenses and $22,303 in land claim fees. It has not been determined whether there are proven or probable reserves on our properties. We have therefore recognized total impairment losses of mineral property acquisition costs of $19,400,000 from inception to September 30, 2008.

Our total expenses increased by $39,971 to $54,531 for the three months ended September 30, 2008 from $14,560 for the three months ended September 30, 2007. The increase in total expenses was mainly due to our increased business activities after we acquired our mineral interests.

Our general and administrative expenses increased by $39,921 from $14,560 for the three months ended September 30, 2007 to $54,481 for the three months ended September 30, 2008. The increase in general and administrative expenses was mainly due to our increased day to day operating activities. Our general and administrative expenses consist of professional fees, consulting fees, foreign exchange loss, mineral property costs, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs, and office equipment.

Our land claim fees increased from $0 during the three months ended September 30, 2007 to $50 for the three months ended September 30, 2008.  The increase in land claim fees resulted from our acquisition of mineral properties during 2008.

Net Loss

Since our inception on July 21, 2006 to September 30, 2008, we have incurred net loss of $19,650,455. For the three months ended September 30, 2008, we incurred net loss of $54,531 compared to our net loss of $14,560 for the same period in 2007.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $17,026 in our bank accounts and a working capital deficit of $63,864. Additionally, we had total assets of $9,367,026 and total liabilities of $80,890.

During the three months ended September 30, 2008, we used net cash of $19,940 in operating activities. This compares to net cash used in operating activities of $5,041 for the same period in 2007. During the three months ended September 30, 2008, we received net cash of $13,500 from financing activities compared to $5,000 for the same period in 2007.  The increase in cash received from financing for the three months ended September 30, 2008 was due to the sale of our common stock.

We did not engage in any investing activities during the three months ended September 30, 2008 or September 30, 2007.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended June 30, 2008, the sole officer concluded that our disclosure controls and procedures are not effective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended June 30, 2008. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any legal proceedings which involve us, our subsidiary, or any of our properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 22, 2008, without the formality of convening a meeting, we received approval from holders of the majority of our common voting shares to change the par value of our common and preferred shares from $0 to $0.001 per share, and to amend our Articles accordingly. On September 25, 2008 our Articles of Amendment were filed with the Wyoming Secretary of State, appending the following to the end of the Fourth Article:  “The Common Stock and the Preferred Stock of the corporation shall have a par-value of 0.001 per share.”

Item 5. Other Information.

On October 31, 2008, our directors adopted resolutions to cancel 25,000,710 shares pursuant to verbal agreements with various shareholders to cancel shares for no consideration.  The cancellation was completed on November 12, 2008.  The cancellation of our shares reduced our number of common shares issued and outstanding from 75,307,690 to 50,306,980.

Item 6. Exhibits

Exhibit	Exhibit
Number	Description
3.3	Certificate of Amendment establishing a par value of $0.001 for our common and preferred stock filed with the Wyoming Secretary of State on September 25, 2008
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dana Resources

By: /s/ Len De Melt
Date: November 13, 2008	Len De Melt
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director