Form 10-Q
period 2008-12-31
Dana Resources
filed 2009-02-17
CIK 1378036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 16, 2009 the registrant had 50,320,480 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Dana Resources (the “Company”, “Dana”, “we”, “our”, “us”) follow. All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Condensed Consolidated Financial Statements of Dana Resources, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2008. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at December 31, 2008, the condensed consolidated results of its operations for the three and nine months ended December 31, 2008 and 2007, the condensed consolidated results of its cash for the three months ended December 31, 2008 and 2007, and the condensed consolidated results of its stockholders’ equity as of December 31, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

DANA RESOURCES
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$6,515	$23,466
Total current assets	6,515	23,466
Mineral rights	9,350,000	9,350,000
Total assets	$9,356,515	$9,373,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,965	$773
Accounts payable (related party)	-	7,679
Accrued expenses	127,005	37,847

Total current liabilities	139,970	46,299
Total liabilities	139,970	46,299

STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value; unlimited authorized; none issued and outstanding	-	-
Common stock; $.001 par value; unlimited authorized 50,320,480 and 75,280,710 issued and outstanding, respectively	50,322	75,281
Additional paid in capital	30,017,249	29,951,810
Deficit accumlated during the exploration stage	(20,851,026)	(20,699,924)

Total stockholders' equity	9,216,545	9,327,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,356,515	$9,373,466

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months	July 21, 2006
	Ended	Ended	Ended	Ended	(Inception) Through
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	96,571	18,178	151,052	32,738	305,383
Mining Expenses	-	-	-	-	25,000
Land claim fees	-	-	50	-	22,303
Total expenses	96,571	18,178	151,102	32,738	352,686

Loss from operations	(96,571)	(18,178)	(151,102)	(32,738)	(352,686)

Other income (expense)
Gain on debt settlement	-	-	-	-	5,660
Loss on impairment	-	-	-	-	(19,400,000)

Total other income (expense)	-	-			(19,394,340)

Net loss	$(96,571)	$(18,178)	$(151,102)	$(32,738)	$(19,747,026)

Net loss per share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	61,185,807	1,120,000,000	68,612,905	1,120,000,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Paid-In	Stock	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Stage	Total

Balance at Inception July 21, 2006	-	$-	-	$-	$-	$-	$-	$-

Stock issued for cash and subscription receivable	-	-	1,120,000,000	1,120,000	-	(11,000)	(1,104,000)	5,000
Forgiveness of debt - related party	-	-			500			500
Net loss	-	-					(41,976)	(41,976)

Balance at June 30, 2007	-	-	1,120,000,000	1,120,000	500	(11,000)	(1,145,976)	(36,476)

Shares cancelled	-	-	(1,069,799,290)	(1,069,799)	1,069,799	-	-	-
Proceeds from subscription	-	-	-	-	-	11,000	-	11,000
Contributed capital	-	-	-	-	15,272	-	-	15,272
Fogiveness of debt - related party	-	-	-	-	51,319	-	-	51,319
Shares issued for mineral rights	-	-	25,000,000	25,000	28,725,000	-	-	28,750,000
Shares issued for cash	-	-	80,000	80	79,920	-	-	80,000
Contributed capital - mining expenses	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(19,553,948)	(19,553,948)

Balance at June 30, 2008	-	-	75,280,710	$75,281	$29,951,810	-	$(20,699,924)	$9,327,167

Shares issued for cash	-	-	40,480	41	40,439	-	-	40,480

Shares cancelled	-	-	(25,000,710)	(25,000)	25,000	-	-	-

Net loss	-	-	-	-	-	-	(151,102)	(151,102)

Balance at December 31, 2008 (unaudited)	-	$-	50,320,480	$50,322	$30,017,249	$-	$(20,851,026)	$9,216,545

DANA RESOURCES
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			July 21, 2006
	Six Months Ended	Six Months Ended	(Inception) Through
	December 31, 2008	December 31, 2007	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:

Net loss	$(151,102)	$(32,738)	$(19,747,026)

Adustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	-	-	19,400,000
Gain on settlement of debt	-	-	(5,660)

Changes in operating assets and liabilities:
Accounts payable	12,192	4,000	12,965
Accounts payable (related party)	(7,679)	18,519	57,479
Accrued expenses	89,158	-	127,005
Net cash used by operating activities	(57,431)	(10,219)	(155,237)

Cash Flows from Financing Activities:

Proceeds from promissory notes	-	-	4,730
Payment made as settlement of promissory notes	-	-	(4,730)
Contributions of captial	-	-	25,272
Proceeds from sale of common stock	40,480	10,000	136,480
Net cash provided by financing activities	40,480	10,000	161,752

Change in cash	(16,951)	(219)	6,515

Beginning cash	23,466	484	-

Ending cash	$6,515	$265	$6,515

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Forgiveness of debt (related party)	$-	$-	$51,819
Issuance of common stock for mineral rights	$-	$-	$28,750,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Quarter Ended December 31, 2008
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

2.      Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  As of December 31, 2008, the Company had no revenues and an accumulated deficit of $20,851,026.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Quarter Ended December 31, 2008
(Unaudited)

3.      Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is June 30.

b) Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

c) Exploration Stage Company

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate, structure, and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Based upon the Company's business plan, it is an exploration stage company as defined by Statement of Financials Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As an exploration stage company, the Company discloses the deficit accumulated during the exploration stage as well as the cumulative statements of operations and cash flows from inception to the current balance sheet date.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Quarter Ended December 31, 2008
(Unaudited)

3.      Summary of Significant Accounting Policies (continued)

e) Financial Instruments

The carrying value of cash and accrued liabilities approximates their fair value because of the short maturity of these instruments.

f) Stock-Based Compensation

The Company has one stock-based employee compensation plan (See Note 4b).  The Company accounts for its plan under the recognition and measurement principles of SFAS 123R, "Share Based Payment" and related Interpretations.  The Company has not issued any stock options or warrants.

g) Income Taxes

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

h) Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 21, 2006 (Date of inception) through December 31, 2008, the Company had no potentially dilutive securities.  The per share calculation reflects the effect of the stock split on a retroactive basis.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Quarter Ended December 31, 2008
(Unaudited)

3.      Summary of Significant Accounting Policies (continued)

i) Accounting Estimates

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

j) Long-Lived Assets

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

k) Change in Par Value

On September 23, 2008, the Company amended its articles of incorporation to change the par value of its common and preferred stock from $0 per share to $.001 per share.

l) Recently Enacted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Quarter Ended December 31, 2008
(Unaudited)

3.      Summary of Significant Accounting Policies (continued)

l) Recently Enacted Accounting Standards (continued)

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure Requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 became effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Quarter Ended December 31, 2008
(Unaudited)

3.      Summary of Significant Accounting Policies (continued)

l) Recently Enacted Accounting Standards (continued)

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Quarter Ended December 31, 2008
(Unaudited)

4.      Stockholders’ Equity (Deficit) (continued)

a) Common Stock (continued)

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

On June 3, 2008, the Company entered into an agreement with Sociedad Minera De Responsabilidad Limitada Angelo XXI (“Angelo XXI”) for the assignment of mining rights located in Peru, South America. The purchase price was 25,000,000 shares of restricted common stock, valued at $28,750,000; the fair value of the underlying shares (See Note 7).

On June 29, 2008, the Company issued 80,000 shares through a private placement. The shares were sold at $1.00 per share and the placement was exempt under 4(2).

On September 26, 2008, the Company sold 13,500 shares of common stock for $13,500.

On October 9, 2008, the Company sold 13,480 shares of common stock for $13,480.

On October 13, 2008, the Company sold 13,500 shares of common stock for $13,500.

On October 31, 2008, the Company canceled 25,000,710 shares of common stock; there was no consideration paid and the shares canceled are reflected in the financial statements.

As of December 31, 2008, there are 50,320,480 shares issued and outstanding.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Quarter Ended December 31, 2008
(Unaudited)

4.      Stockholders’ Equity (Deficit) (continued)

b) Stock Option Plan

In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan ("the Plan").  The Plan provides for the granting of qualified and non-qualified stock options to issue up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At December 31, 2008, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

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

d) On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims which $10,000 was contributed by the CEO and has waived any rights of repayment.

e) As of June 30, 2008 and 2007, outstanding advances made to the Company by Len De Melt, the Company’s current president, respectively, were $7,679.  As of December 31, 2008, all outstanding advances have been repaid.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
For the Quarter Ended December 31, 2008
(Unaudited)

6.      Mineral Rights and Impairment

The Company entered into an agreement dated June 3, 2008 to acquire 19 precious and base metal mining claims in Peru, South America for 25,000,000 shares of restricted common stock and the payment of a 1.5% net smelter royalty.  The Company issued 25,000,000 shares, valuing the asset at the fair value of the underlying stock as of the agreement date which was $28,750,000.  On June 30, 2008, the Company evaluated the asset for potential impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

At the end of June 30, 2008, the Company, in accordance with FAS 141 and FAS 142, valued the asset for impairment.  Additionally the Company found several reports that showed that the industry traditionally used 2 percent of the asset value, price times ounces, to establish value on the financial statements.  As such, the Company used a formula (as indicated in the following paragraph) and determined that a more conservative approach for asset valuation was appropriate.  The method used by the Company to determine the fair value of the mineral rights as of June 30, 2008 was as follows:

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

7.      Commitments

On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial Operator and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month commencing in May 2008 for an indefinite term.  The Company has accrued $30,000 as of December 31, 2008.

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000.  Of which $10,000 were contributed by the CEO and the remaining $15,000 are to be paid on October, 2008.  The Company has accrued $15,000 in accrued expenses.

On June 3, 2008, the Company entered into a mining agreement with Elmer Rosales. As per the agreement, the Company will compensate Mr. Rosales $10,000 per month commencing in September 2008. The Company has accrued $40,000 as of December 31, 2008.

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

Results of Operations for the Period From July 21, 2006 (Date of Inception) to December 31, 2008 and for the Three Months Ended December 31, 2008

Lack of Revenues

We are an exploration stage company with limited operations since our inception on July 21, 2006 to December 31, 2008. We have not generated any revenues. As of December 31, 2008, we had total assets of $9,356,515 and total liabilities of $139,970. Since our inception to December 31, 2008, we have accumulated a deficit of $20,851,026. We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $352,686 since our inception on July 21, 2006 to December 31, 2008, including $305,383 in general and administrative expenses, $25,000 in mining expenses and $22,303 in land claim fees. It has not been determined whether there are proven or probable reserves on our properties. We have therefore recognized total impairment losses of mineral property acquisition costs of $19,400,000 from inception to September 30, 2008.

Our total expenses increased by $78,393 to $96,571 for the three months ended December 31, 2008 from $18,178 for the three months ended December 31, 2007, and were entirely comprised of general and administrative expenses. Our total general and administrative expenses mainly consisted of $49,441 in professional fees and $45,000 in management fees.

The types of expenses that we may categorize as general and administrative expenses include professional fees, consulting fees, foreign exchange loss, mineral property costs, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs, and office equipment.

Net Loss

Since our inception on July 21, 2006 to December 31, 2008, we have incurred net loss of $19,747,026. For the three months ended December 31, 2008, we incurred net loss of $96,571 compared to our net loss of $18,178 for the same period in 2007.

Results of Operations for the Six Months Ended December 31, 2008

Lack of Revenues

We did not earn any revenues during the six months ended December 31, 2008 and we do not foresee earning any revenues during the next 12 months.

Expenses

During the six months ended December 31, 2008, we incurred total expenses of $151,102.

Our total expenses increased by $118,314 to $151,052 for the six months ended December 31, 2008 from $32,738 for the three months ended December 31, 2007, and were entirely comprised of general and administrative expenses. Our total general and administrative expenses mainly consisted of $77,414 in professional fees and $70,000 in accrued management fees.

Liquidity and Capital Resources

At December 31, 2008, we had cash of $6,515 in our bank account and a working capital deficit of $133,455. Our net loss from inception on July 21, 2006 to December 31, 2008 was $19,747,026, including a non-cash item of $19,400,000 for impairment of our mineral rights. To date, our operations have been funded primarily through equity financing. We have raised a total of $136,480 from sales of our common stock.

We had total assets valued at $9,356,515 and incurred total liabilities of $139,970 as at December 31, 2008.

During the six months ended December 31, 2008, we used net cash of $57,431 to fund our operations. This compares to net cash used in operating activities of $10,219 for the same period in 2007. The amount of net cash used in operations increased by $47,212 from the six months ended December 31, 2007 to the six months ended December 31, 2008 due to our increased operating activities after acquiring our mineral interests.

During the six months ended December 31, 2008, we received net cash of $40,480 from the sale of our common stock, compared to $10,000 for the same period in 2007.  We have not engaged in other financing activities since our inception.

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

Critical Accounting Policies

Exploration Stage Company

Based upon the Company's business plan, it is an exploration stage company as defined by Statement of Financials Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As an exploration stage company, the Company discloses the deficit accumulated during the exploration stage as well as the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment and disposal of whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets, including mineral properties, to be disposed of are reported at the lower of the carrying amount or fair value of the asset less cost to sell (refer to Note 6).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended June 30, 2008, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended June 30, 2008. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dana Resources

By: /s/ Len De Melt
Date: February 17, 2009	Len De Melt
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director