Form 10-Q
period 2009-03-31
Dana Resources
filed 2009-05-15
CIK 1378036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-138471

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2009 the registrant had 50,320,480 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Dana Resources
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

March 31, 2009

DANA RESOURCES
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	As of	As of
	March 31, 2009	June 30, 2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$1,137	$23,466

Total current assets	1,137	23,466

Mineral rights	9,350,000	9,350,000

Total assets	$9,351,137	$9,373,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,500	$773
Accounts payable (related party)	-	7,679
Accrued expenses	173,602	37,847

Total current liabilities	181,102	46,299

Total liabilities	181,102	46,299

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; unlimited authorized; none issued and outstanding	-	-
Common stock; $.001 par value; unlimited authorized
50,320,480 and 75,280,710 issued and outstanding, respectively	50,322	75,281
Additional paid in capital	30,017,249	29,951,810
Deficit accumulated during the exploration stage	(20,897,536)	(20,699,924)

Total stockholders' equity	9,170,035	9,327,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,351,137	$9,373,466

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	July 21, 2006
	Ended	Ended	Ended	Ended	(Inception)
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	240	1,793	3,878	2,531	27,939
Management Fees	45,000	9,000	115,000	27,000	175,000
Professional fees	1,269	3,220	78,684	17,220	148,953
Mining Expenses	-	-	-	-	25,000
Land claim fees	-	-	50	-	22,303
Total expenses	46,509	14,013	197,612	46,751	399,195

Loss from operations	(46,509)	(14,013)	(197,612)	(46,751)	(399,195)

Other income (expense)
Gain on debt settlement	-	5,660	-	5,660	5,660
Loss on impairment	-	-	-	-	(19,400,000)

Total other income (expense)	-	5,660	-	5,660	(19,394,340)

Net loss	$(46,509)	$(8,353)	$(197,612)	$(41,091)	$(19,793,535)

Net loss per share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	50,320,480	661,515,000	61,482,878	892,010,000
The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred	Preferred	Common	Common	Additional	Common	Deficit Accumulated
	Stock	Stock	Stock	Stock	Paid-In Capital	Stock	During the	Total
	Shares	Value	Shares	Value	Capital	Subscribed	Exploration Stage

Balance at Inception July 21, 2006	-	$-	-	$-	$-	$-	$-	$-

Stock issued for cash and subscription receivable	-	-	1,120,000,000	1,120,000	-	(11,000)	(1,104,000)	5,000
Forgiveness of debt - related party	-	-	-	-	500	-	-	500
Net loss	-	-	-	-	-	-	(41,976)	(41,976)
Balance at June 30, 2007	-	-	1,120,000,000	1,120,000	500	(11,000)	(1,145,976)	(36,476)

Shares cancelled	-	-	(1,069,799,290)	(1,069,799)	1,069,799	-	-	-
Proceeds from subscription	-	-	-	-	-	11,000	-	11,000
Contributed capital	-	-	-	-	15,272	-	-	15,272
Forgiveness of debt - related party	-	-	-	-	51,319	-	-	51,319
Shares issued for mineral rights	-	-	25,000,000	25,000	28,725,000	-	-	28,750,000
Shares issued for cash	-	-	80,000	80	79,920	-	-	80,000
Contributed capital - mining expenses	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(19,553,948)	(19,553,948)
Balance at June 30, 2008	-	-	75,280,710	$75,281	$29,951,810	-	$(20,699,924)	$9,327,167

Shares issued for cash	-	-	40,480	41	40,439	-	-	40,480
Shares cancelled	-	-	(25,000,710)	(25,000)	25,000	-	-	-

Net loss	-	-	-	-	-	-	(197,612)	(197,612)
Balance at March 31, 2009 (unaudited)	-	$-	50,320,480	$50,322	$30,017,249	$-	$(20,897,536)	$9,170,035

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			July 21, 2006
	Nine Months Ended	Nine Months Ended	(Inception) Through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:

Net loss	$(197,612)	$(32,738)	$(19,793,535)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral rights	-	-	19,400,000
Gain on settlement of debt	-	-	(5,660)

Changes in operating assets and liabilities:
Accounts payable	6,727	4,000	7,500
Accounts payable (related party)	(7,679)	18,519	57,478
Accrued expenses	135,755	-	173,602
Net cash used by operating activities	(62,809)	(10,219)	(160,615)

Cash Flows from Financing Activities:

Proceeds from promissory notes	-	-	4,730
Payment made as settlement of promissory notes	-	-	(4,730)
Contributions of capital	-	-	25,272
Proceeds from sale of common stock	40,480	10,000	136,480
Net cash provided by financing activities	40,480	10,000	161,752

Change in cash	(22,329)	(219)	1,137

Beginning cash	23,466	484	-

Ending cash	$1,137	$265	$1,137

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Forgiveness of debt (related party)	$-	$-	$51,819
Issuance of common stock for mineral rights	$-	$-	$28,750,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Financial Statements
For the Quarter Ended March 31, 2009
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

2.            Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  As of March 31, 2009, the Company had no revenues and an accumulated deficit of $20,897,536.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.            Summary of Significant Accounting Policies

a)    Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is June 30.

b)    Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Financial Statements
For the Quarter Ended March 31, 2009
(Unaudited)

3.            Summary of Significant Accounting Policies (continued)

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

e)    Financial Instruments

The carrying value of cash, accounts payable and accrued expenses approximates their fair value because of the short maturity of these instruments.

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

h)    Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 21, 2006 (Date of inception) through March 31, 2009, the Company had no potentially dilutive securities.  The per share calculation reflects the effect of the stock split on a retroactive basis.

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Financial Statements
For the Quarter Ended March 31, 2009
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

k)    Recently Enacted Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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
For the Quarter Ended March 31, 2009
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133".  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for, under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

4.           Stockholders’ Equity (Deficit)

a)    Common Stock

The Company has authorized an unlimited number of shares of $.001 par value common stock and preferred stock.  In July 2006, in connection with its organization, the Company issued 1,120,000,000 (post-split) shares of common stock to various individuals including 700,000,000 shares which were issued to an officer/shareholder of the Company; the remaining 420,000,000 shares were issued to various individuals for cash of $16,000.  Additionally, the financial statements reflect a change in par value from no par value to $.001 per share effected on June 30, 2008.

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Financial Statements
For the Quarter Ended March 31, 2009
(Unaudited)

4.           Stockholders’ Equity (Deficit) (continued)

a)    Common Stock (continued)

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

As of March 31, 2009, there are 50,320,480 shares issued and outstanding.

b)    Stock Option Plan

In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan ("the Plan").  The Plan provides for the granting of qualified and non-qualified stock options to issue up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At March 31, 2009, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Financial Statements
For the Quarter Ended March 31, 2009
(Unaudited)

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

e)    As of June 30, 2008 and 2007, outstanding advances made to the Company by Len De Melt, the Company’s current president, respectively, were $7,679.  As of March 31, 2009, all outstanding advances have been repaid.

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

At the end of June 30, 2008, the Company, in accordance with FAS 144, valued the asset for impairment.  Additionally the Company found several reports that showed that the industry traditionally used 2 percent of the asset value, price times ounces, to establish value on the financial statements.  As such, the Company used a formula (as indicated in the following paragraph) and determined that a more conservative approach for asset valuation was appropriate.  The method used by the Company to determine the fair value of the mineral rights as of June 30, 2008 was as follows:

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

7.            Commitments

On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial Operator and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month commencing in May 2008 for an indefinite term.  The Company has accrued $45,000 as of March 31, 2009.

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000, of which $10,000 were contributed by the CEO and the remaining $15,000 were to be paid in October 2008.  The Company has accrued $15,000 in accrued expenses.

On June 3, 2008, the Company entered into a mining agreement with Elmer Rosales. As per the agreement, the Company will compensate Mr. Rosales $10,000 per month commencing in September 2008. The Company has accrued $70,000 as of March 31, 2009.

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

Results of Operations for the Period From July 21, 2006 (Date of Inception) to March 31, 2009 and for the Three Months Ended March 31, 2009

Lack of Revenues

We are an exploration stage company with limited operations since our inception on July 21, 2006 to March 31, 2009. We have not generated any revenues. As of March 31, 2009, we had total assets of $9,351,137 and total liabilities of $181,102. Since our inception to March 31, 2009, we have accumulated a deficit of $20,897,536. We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $399,195 since our inception on July 21, 2006 to March 31, 2009, including $27,939 in general and administrative expenses, $175,000 in management fees, $148,953 in professional fees (including accounting, auditing and legal fees), $25,000 in mining expenses and $22,303 in land claim fees. It has not been determined whether there are proven or probable reserves on our properties. We have therefore recognized total impairment losses of mineral property acquisition costs of $19,400,000 from our inception to March 31, 2009.

Our total expenses increased by $32,496 to $46,509 for the three months ended March 31, 2009 from $14,013 for the three months ended March 31, 2008. For the three months ended March 31, 2009, total expenses were comprised of $240 in general and administrative expenses, $45,000 in accrued management fees, including $15,000 owed to Len De Melt, our sole officer and a director, and $30,000 owed to Elmer Castillo, a director, and $1,269 in professional fees.

For the three months ended March 31, 2008 our total expenses of $14,013 consisted of $1,793 in general and administrative expenses, $9,000 in accrued management fees and $3,220 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on July 21, 2006 to March 31, 2009, we have incurred a net loss of $19,793,535. For the three months ended March 31, 2009, we incurred a net loss of $46,509 compared to a net loss of $8,353 for the same period in 2008, which is an increase in net loss of $38,156 between the two periods resulting from increased management fees for the three months ended March 31, 2009.

Results of Operations for the Nine Months Ended March 31, 2009

Lack of Revenues

We did not earn any revenues during the nine months ended March 31, 2009 and we do not foresee earning any revenues during the next 12 months.

Expenses

During the nine months ended March 31, 2009, we incurred total expenses of $197,612, an increase of $150,861 from total expenses of $46,751 for the nine months ended March 31, 2008.

Total expenses for the nine months ended March 31, 2009 were comprised of $3,878 in general and administrative expenses, $115,000 in management fees (including accounting, audit and legal fees), $78,684 in professional fees and $50 in land claim fees.

Total expenses for the nine months ended March 31, 2008 were comprised of $2,531 in general and administrative expenses, $27,000 in management fees and $17,220 in professional fees. There were no land claim fees for the nine months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, we had cash of $1,137 in our bank account and a working capital deficit of $179,965, an increase of $157,132 from our working capital deficit of $22,833 at December 31, 2008. We had total assets valued at $9,351,137 and incurred total liabilities of $181,102 as at March 31, 2009.

Our net loss from inception on July 21, 2006 to March 31, 2009 was $19,793,535. Net loss includes a non-cash item of $19,400,000 for impairment of our mineral rights based on a more conservative method of valuation of accounting for asset valuation. To date, our operations have been funded primarily through equity financing. We have raised a total of $136,480 from sales of our common stock.

During the nine months ended March 31, 2009, we used net cash of $62,809 to fund our exploration operations in Peru. This compares to net cash used in operating activities of $10,219 for the same period in 2008 under our old business plan of developing a personal computer troubleshooting website for consumers. The amount of net cash used to fund our operations increased by $52,590 from the nine months ended March 31, 2008 to the nine months ended March 31, 2009 due to our increased exploration activities after acquiring our mineral interests.

During the nine months ended March 31, 2009, we received net cash of $40,480 from the sale of our common stock, compared to $10,000 for the same period in 2008.

We expect that our total expenses will increase over the next year as we increase our business operations and exploration activities of mineral properties. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate generating any revenues for the next two years. Our auditors have issued us a going concern opinion, which means there is substantial doubt we will be able to sustain our operations unless we are able to obtain outside financing in the form of debt or equity financing.

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

In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholder loans. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. Any issuances of additional shares will result in dilution to our existing shareholders.

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

Significant Accounting Policies

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended June 30, 2008, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended June 30, 2008. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dana Resources

By: /s/ Len De Melt
Date: May 15, 2009	Len De Melt
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director