Form 10-K
period 2009-06-30
Dana Resources
filed 2009-10-14
CIK 1378036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-138471

DANA RESOURCES
(Exact name of registrant as specified in its charter)

Wyoming	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

810 Malecon Cisneros
Miraflores, Lima Peru R5 18	511 99 605 6931
(Address of principal executive offices) (Zip	(Registrant’s telephone number, including
Code)	area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [   ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No [X]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 31, 2008 (computed by reference to the closing price on that date; $0.10): $2,330,048

Number of common shares outstanding at October 13, 2009: 50,320,480

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

Introduction

Dana Resources (“Dana”, “we”, “us”) was incorporated in Wyoming on July 21, 2006 as Danapc.com. We have one wholly owned subsidiary, Dana Resources SAC, a Peruvian company, incorporated on September 24, 2008. Formerly, our business was to build and market an educational website on the subject of personal computing. Until recently our activities have been limited to organizational matters and developing our former website, www.danapc.com . On January 28, 2008, we amended our articles of incorporation to change our name to Dana Resources. The change of our name coincided with our decision to abandon our former business activities and to engage in the acquisition, exploration and development of mineral properties. On February 20, 2008, we amended our articles of incorporation to effect a 70-for-1 forward stock split which was paid on February 21, 2008. Our share price changed to reflect the forward split on February 21, 2008. The rights of our shareholders were not changed as a result of the forward split. The new CUSIP number for our common stock is 235845-10-4. Additionally, certain of our shareholders cancelled shares held by them in connection with the forward stock split. The cancelled shares represent all of the 394,800,000 (post-split) shares that were subject to a Lockup Agreement dated July 31, 2007, as well as 674,999,290 (post-split) shares owned by our former officer and director. The total number of cancelled shares is 1,069,799,290 (post-split) shares, resulting in 50,200,710 shares outstanding after the forward stock split became effective. Finally, on September 23, 2008 we effected a change in par value from $0 per share to $.001 per share. Both the forward stock split and change in par have been reflected in our financial statements on a retroactive basis since inception.

We have not yet earned any revenues and have had operational losses to date, as well as an accumulated shareholder deficit. As of June 30, 2009, we had incurred net losses since inception in the amount of $21,046,922. We do not expect to generate revenues in the next two years. We may not generate revenues even if our exploration program indicates that mineral deposits may exist on our mineral concessions.

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

Our Business

On June 3, 2008, we completed the purchase of 19 patented and unpatented base and precious metal mining properties (the “Properties”) located in the provinces of Chumbivilcas, Recuay, Piura, Huaytara, Pallasca, and Huancabamba, Peru, from SMRL Angelo XXI, a Peruvian corporation. On September 24, 2008, we incorporated a wholly owned Peruvian subsidiary, Dana Resources SAC, which is the registered holder of title in the properties. Our title in the properties entitles us to exploit the mineral rights in the properties but does not grant us any surface rights. We will have to successfully negotiate with the holders of surface rights to our properties in order to carry out any plan of exploration.

The purchase of the properties was completed pursuant to the Agreement for the Assignment of Mining Rights (the “Angelo XXI Agreement”) that we entered into with SMRL Angelo XXI on June 3, 2008, which agreement replaced the letter of intent that we entered into with SMRL Angelo XXI on March 8, 2008 as disclosed in our report on Form 8-K filed on March 13, 2008.

The purchase price of the property was 25,000,000 restricted shares of our common stock valued at $1.15 per share for a total value of $28,750,000, based on the closing price of our common stock as quoted on the OTC Bulletin Board on June 3, 2008, which has since been written down to $9,350,000 due to an impairment charge for the year ended June 30, 2008. SMRL Angelo XXI is also entitled to receive a net production royalty of 1.5% of the proceeds of minerals mined and sold from the properties. Also a minimum royalty of $10,000 per month is due regardless of extraction. Any amounts paid will be deductible from any net production royalties payable to SMRL Angelo XXI. We are also responsible for all costs associated with transferring and maintaining the title to the Properties, including payment of approximately $23,000 in past due annual maintenance fees.

In accordance with the agreement 23,000,000 and 2,000,000 of the shares payable in respect of the purchase price were issued respectively to Elmer Moses Rosales Castillo (Elmer Rosales), the Chairman of our Board of Directors, and SMRL Virgen De Las Nieves IV, a Peruvian corporation. The agreement restricts any sale or transfer of the shares until May 16, 2010. Additionally, pursuant to the agreement, we have appointed Mr. Rosales as Chairman of our Board of Directors and as general manager of our Peruvian subsidiary, Dana Resources SAC. We have also agreed to pay to Mr. Rosales or his appointee $6,850 per month for his director and managerial services commencing in September, 2008.

Mr. Rosales is the president of both SMRL Angelo XXI and SMRL Virgen De Las Nieves IV. To our knowledge, Mr. Rosales has sole voting and dispositive control with regard to securities held by SMRL Virgen De Las Nieves IV. The issuance of the 25,000,000 shares brings our total issued and outstanding common stock to 50,320,480 and gives Mr. Rosales dispositive and voting control of approximately 33% of our issued and outstanding capital stock.

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

Employees and Consultants

As of October 13, 2009, we have no part time or full time employees. Len De Melt, our director and President works part time as an independent contractor and works in the areas of business development and management. He currently contributes approximately 30 hours a week to Dana Resources. Elmer Rosales, the Chairman of our Board of Directors, also works part time as an independent contractor in the areas of business development and management, and currently contributes approximately 30 hours a week to Dana Resources. We plan to engage independent contractors in the areas of accounting, geological, legal, consulting, marketing, accounting, bookkeeping and other services.

Subsidiaries

As of October 13, 2009, we have one wholly owned subsidiary, Dana Resources SAC, a Peruvian company incorporated on September 24, 2008. We intend to transfer title to our newly acquired Peruvian mineral concessions to Dana Resources SAC.

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

Glossary :

Term	Definition
Andes

the worlds longest exposed mountain range. They lie as a continuous chain of highland along the western coast of South America extending over seven countries: Argentina, Bolivia, Chile, Colombia, Ecuador, Peru and Venezuela.

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

Calipuy Group	a range of volcanic mountains
Cretaceous	a geological period reaching from the end of the Jurassic Period (145.5 to 4 million years ago) to the beginning of the Paleocene Period (65.5 to 0.3 million years ago)
Cu Au	an alloy of copper and gold
Dacitic (Dacite)	pertaining to dacite, a mineral with the same general composition as andesite, but containing more quartz. The intrusive equivalent of andesite.
Diolite	a group of plutonic rocks intermediate in composition between acidic and basic, sometimes containing a small amount of quartz.
Extrusive	A body of igneous rock that has crystallized from a molten magma below the surface
Eocene	A geological period that extends between 55 and 34 million years ago.
Epithermal Deposit	a hydrothermal mineral deposit formed within about 1 km of the Earth's surface and in the temperature range of 50 to 200 degrees C, occurring mainly as veins.
Feldspar	any of a common group of rock forming minerals making up as much as 60% of the earth’s crust
Goethite	a form of iron oxide also known as bog iron that is soft, spongy and porous, formed in bogs, marshes and swamps and having a yellow-ochre color. It is a source of iron and yellow ochre pigment.
Granite	a commonly occurring variety of intrusive igneous rock.
Granodiorite	an intrusive igneous rock similar to granite and formed by an intrusion of quartz rich magma
Ground Scintillation	a method of uranium prospecting that employs a scintillation counter, a specialized instrument for detecting the presence of radioactive minerals.
Gummite	a yellow amorphous mineral composed of uranium minerals, oxides, silicates, hydrates and hydrous oxides of uranium, derived from the alteration of uraninite. It is named for its gum-like consistency.
Hematite	a form of iron oxide appearing in thin tablets or flakes with a metallic steel-gray and reddish-ochre streaked appearance.
Hornblende	a common dark colored non-metallic rock
Hydrothermal	of or pertaining to hot water or magmatic origin.
Illite	a general term for a group of three-layer clays.
Intrusive	a body of igneous rock that has crystallized from a molten magma below the surface.
Igneous	a body of rock that has crystallized from a molten magma.
Ignimbrites	rocks formed by the widespread deposition and consolidation of ash flows.
Iron Oxide	a common compound of iron and oxygen; e.g., rust.
Jurassic	A geological period spanning from 145.5 to 4 million years ago.
Kaolinite	a soft white oxide of aluminum formed by hydrothermal alteration of aluminum particles.
Lapilli

rocks produced by explosive or aerial ejection of ash, fragments and glassy material from volcanic vents that may be either essential, accessory, or accidental in origin, of a size range that has been variously defined within the limits of 2 mm and 64 mm. The fragments may be either solidified or still viscous when they land (though some classifications restrict the term to the former)

Magmatic	of, pertaining to, or derived from naturally occurring magma (molten rock generated within the Earth)
Magnetite	an igneous rock having high iron content and appearing in iron ore formations.
Monzonite	a common igneous intrusive rock. Quartz is a minor component (less than 10%) or is absent. Quartz monzonite contains more than 10% quartz.
Oligocene	a geological period that extends between 34 million to 23 million years ago.
Phenocryst	a term for large crystals or mineral grains floating in the groundmass of a porphyry.
Paleozoic	a geological period spanning from roughly 542 million years ago to roughly 251 million years ago
Phyllitic (Phyllite)	pertaining to phyllite, a general term for minerals with a layered crystal structure.
Plagioclastic (Plagioclase)	pertaining to a plagioclase, any of a group of minerals within the feldspar family containing sodium and calcium feldspars.
Plutonic (Pluton)	pertaining to a pluton, a body of medium to coarse grained igneous rock that formed beneath the surface by crystallization of a magma
Porphyric (Porphyry)	pertaining to porphyry, an igneous rock of any composition that contains conspicuous phenocrysts in a fine- grained groundmass.
Pyroclastic	produced by explosive or aerial ejection of ash, fragments, and glassy material from a volcanic vent. Applied to the rocks and rock layers as well as to the textures so formed.
Pyritic (Pyrite)	pertaining to pyrite, a bronze to yellow colored mineral containing high quantities of sulfur, commonly known as fool’s gold or iron sulfide.
Quartz	any hard gold or silver ore, as distinguished from gravel or earth.
Quaternary	a geological period extending between 2 to 3 million years ago to the present.
Rhyolitic (Rhyolite)	pertaining to rhyolite, a commonly occurring variety of extrusive igneous rock.
Sediment	any particulate matter that can be transported by fluid flow and which eventually is deposited as a layer of solid particles on the bed or bottom of a body of water or other liquid.
Sericite	a white, fine-grained mineral occurring as an alteration product of aluminum minerals, having a silky luster
Silica/Silicate	any of numerous insoluble often complex metal salts that contain silicon and oxygen and constitute the largest class of minerals. They are used in building materials such as cement, bricks and glass.
Silicification	the introduction of, or replacement by, silica, generally resulting in the formation of fine-grained quartz, or opal, which may fill pores and replace existing minerals.
Tertiary	a geological period that extends approximately 65 million to 1.8 million years ago.
Tectonic Pit	a pit created by the shifting plates that form the earth’s crust
Tonalitic (Tonalite)	pertaining to tonalite, an igneous, plutonic rock generally containing more than 20% quartz.
Tuff	a type of rock formed from volcanic ash ejected from vents during a volcanic eruption and forming on mountain walls.

Collota Project

Name	Code No.	Surface Area (Hectares)	District	Province	Department
COLLOTA XXIII	01-01806-06	600	Catac	Recuay	Ancash
COLLOTA XXIV	01-02017-06	100	Catac	Recuay	Ancash
COLLOTA XXV	01-01876-06	300	Catac	Recuay	Ancash
COLLOTA XXVI	01-03421-06	200	Catac	Recuay	Ancash
COLLOTA XXVII	01-03438-06	300	Catac	Recuay	Ancash
COLLOTA XXVIII	01-03437-06	400	Catac	Recuay	Ancash

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

Mineralization: Collota is a gold epithermal deposit, similar to the type of deposit of the Pierina and Yanacocha mines, associated with porphyry Cu-Au. The mineralization is controlled by hydrothermal breccias with silicification and iron oxides (hematite –goethite) which have settled in fractures, faults and layers of tuffs with quartz-kaolinite and quartz-sericite alteration. Structurally there are parallel faults bearing towards the Andes which form the tectonic pit known as Callejon de Huaylas, controlled by hydrothermal breccias with silicification and iron oxides (hematite – goethite), which have settled in fractures, faults and tuff strata with quartz-Kaolinite and quartz-sericite alteration.

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

We have been issued a default notice on our mineral rights obligations due to non payment of the monthly royalty fee due. As of June 30, 2009, the Company has not made any payments towards the royalty fees agreed upon and has accrued for a total of $100,000. A dispute as to the validity of the default notice exists between the selling party and Dana. As of October 13, 2009, the dispute has not been resolved and we are potentially at risk of losing our mineral rights. In the event that we lose our mineral rights a total asset value of $9,360,361 will be impaired, resulting in total assets of $7,641. The decrease would represent 99% of our total assets. Concurrently with the dispute of our mineral rights, our Chairman has threatened to resign. As of October 13, 2009 our dispute with our Chairman has not been resolved.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board since our common stock began quotation in September, 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal 2008

Quarter ended September 30, 2007	0	0
Quarter ended December 31, 2007	0.0029	0.0029
Quarter ended March 31, 2008	2.00	0.12
Quarter ended June 30, 2008	2.25	1.00

Fiscal 2009

Quarter ended September 30, 2008	1.80	0.70
Quarter ended December 31, 2008	1.04	0.10
Quarter ended March 31, 2009	1.49	0.10
Quarter ended June 30, 2009	1.02	0.23

Stockholders

As of October 13, 2009, there were 50,320,480 common shares outstanding, held by approximately 28 shareholders of record. To date, we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any cash dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of October 13, 2009.

Recent Sales of Unregistered Securities

Not applicable.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are an exploration stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional financing to fund our operations. Our only source of cash at this time is investments by others in our company.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $7,641 in our bank accounts and a working capital deficit of $339,712. As of June 30, 2009, we had total assets of $9,368,002 and total liabilities of $347,353.

Our net loss of $19,942,922 from July 21, 2006 (date of inception) to June 30, 2009 was mostly funded by a combination of private placements and loans and a non cash impairment charge of $19,400,000. From July 21, 2006 (date of inception) to June 30, 2009, we raised net proceeds of $136,480 in cash from the issuance of common stock.

Since July 21, 2006 (date of inception) to June 30, 2009, we raised net proceeds of $210,752 in cash from financing activities.

We used net cash of $94,944 in operating activities for the year ended June 30, 2009 compared to $93,290 for the year ended June 30, 2008.

We received net cash of $89,480 from financing activities for the year ended June 30, 2009 compared to $116,272 for the year ended June 30, 2008. The decrease of net cash from financing activities received in fiscal 2008 was primarily due to less issuances of our common stock during that period.

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

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on July 21, 2006 to June 30, 2009. As of June 30, 2009, we had an accumulated deficit of $21,046,922. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we plan to undertake the exploration of our mineral properties. We may not generate significant revenues even if our future exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

At this time, our ability to generate any revenues continues to be uncertain. The auditors’ report on our audited financial statements as of June 30, 2009 and 2008 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Expenses

From July 21, 2006 (date of inception) to June 30, 2009, our total expenses were $548,582. The components of our total expenses since inception to June 30, 2009 consist of: $65,546 for general and administrative expenses, $188,500 for payroll expense, $147,233 in professional fees and $100,050 in royalties.

Our total expenses increased by $187,390 to $346,998 for the year ended June 30, 2009 from $159,608 for the year ended June 30, 2008. The increase in total expenses was mainly due to our increased business activities and in particular our acquisition of mineral interests.

Our general and administrative expenses consist of foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs, and office equipment. Our general and administrative expenses increased by $26,148 from $15,336 for the year ended June 2008 to $41,484 for the year ended June 30, 2009. The increase in other general and administrative costs was mainly due to our increased day to day operation activities.

Our land claim fees decreased by $22,253 from $22,253 for the year ended June 30, 2008 to $0 for the year ended June 30, 2009. The decrease in land claim fees resulted from our acquisition of mineral properties during fiscal year 2008.

Net Loss

For the year ended June 30, 2009 we incurred net loss of $346,998 compared to $19,553,948 for the year ended June 30, 2008. From July 21, 2006 (date of inception) to June 30, 2009, we incurred an aggregate net loss of $19,942,922. The net loss was primarily due to the impairment of mineral property costs and mineral property costs associated with a new mineral exploration company that has not yet earned any revenues. We expect to continue to incur losses over the next two years. We incurred net loss of $0.01 per share for the year ended June 30, 2009 and net loss of $0.03 per share for the year ended June 30, 2008.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Our fiscal year end is June 30. We will provide audited financial statements to our stockholders on an annual basis. Our audited financial statements as of June 30, 2009 follow as pages F-1 through F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Dana Resources as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then and from Inception (July 21, 2006) through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dana Resources as of June 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from Inception (July 21, 2006) through June 30, 2009 in conformity with U.S. generally accepted accounting principles.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
October 8, 2009

2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 588-5960 ? Facsimile (702) 588-5979

DANA RESOURCES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	June 30, 2009	June 30, 2008
ASSETS
Current assets
Cash	$7,641	$23,466
Total current assets	7,641	23,466
Mineral rights	9,360,361	9,350,000
Total assets	$9,368,002	$9,373,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$-	$773
Accounts payable (related party)	-	7,679
Accrued salaries	138,500	10,000
Royalties due	100,000	-
Accrued expenses	59,853	27,847
Notes payable	49,000	-
Total current liabilities	347,353	46,299
Total liabilities	347,353	46,299
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.001 par value; unlimited authorized; none issued and outstanding	-	-
Common stock; $.001 par value; unlimited authorized 50,320,480 (2009) issued and outstanding;
75,280,710 (2008)	50,322	75,281
Additional paid in capital	30,017,249	29,951,810
Deficit accumulated during the exploration stage	(21,046,922)	(20,699,924)
Total stockholders' equity	9,020,649	9,327,167
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,368,002	$9,373,466

The Accompanying Notes are an Integral Part of these Financial Statements.

DANA RESOURCES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the	For the	July 21, 2006
	Year Ended	Year Ended	(Inception)
	June 30, 2009	June 30, 2008	Through June 30, 2009
Revenues	$-	$-	$-
Expenses
General and administrative expenses	41,484	15,336	65,546
Payroll expense	128,500	37,000	188,500
Professional fees	76,964	60,019	147,233
Mining Expenses	-	25,000	25,000
Land claim fees		22,253	22,253
Royalties	100,050	-	100,050
Total expenses	346,998	159,608	548,582
Loss from operations	(346,998)	(159,608)	(548,582)
Other income (expense)
Gain on debt settlement	-	5,660	5,660
Loss on impairment	-	(19,400,000)	(19,400,000)
Total other income (expense)		(19,394,340.00)	(19,394,340)
Net loss	$(346,998)	$(19,553,948)	$(19,942,922)

Net loss per share basic	$(0.01)	$(0.03)

Weighted average number of shares	58,692,278	729,395,879

The Accompanying Notes are an Integral Part of these Financial Statements.

DANA RESOURCES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(AUDITED)

							Deficit
							Accumulated
	Preferred	Preferred	Common	Common	Additional	Common	During the
	Stock	Stock	Stock	Stock	Paid-In	Stock	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Stage	Total
Balance at Inception July 21, 2006	-	$-	-	$-	$-	$-	$-	$-
Stock issued for cash and subscription receivable	-	-	1,120,000,000	1,120,000	-	(11,000)	(1,104,000)	5,000
Forgiveness of debt - related party	-	-	-	-	500			500
Net loss	-	-	-	-	-	-	(41,976)	(41,976)
Balance at June 30, 2007	-	-	1,120,000,000	1,120,000	500	(11,000)	(1,145,976)	(36,476)
Shares cancelled	-	-	(1,069,799,290)	(1,069,799)	1,069,799	-	-	-
Proceeds from subscription	-	-	-	-	-	11,000	-	11,000
Contributed capital	-	-	-	-	15,272	-	-	15,272
Forgiveness of debt - related party	-	-	-	-	51,319	-	-	51,319
Shares issued for mineral rights	-	-	25,000,000	25,000	28,725,000	-	-	28,750,000
Shares issued for cash	-	-	80,000	80	79,920	-	-	80,000
Contributed capital - mining expenses	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(19,553,948)	(19,553,948)
Balance at June 30, 2008	-	$-	75,280,710	$75,281	$29,951,810	-	$(20,699,924)	$9,327,167

Shares issued for cash	-	-	40,480	41	40,439	-	-	40,480
Shares cancelled	-	-	(25,000,710)	(25,000)	25,000	-	-	-
Net loss	-	-	-	-	-	-	(346,998)	(346,998)
Balance at June 30, 2009	-	$-	50,320,480	$50,322	$30,017,249	-	$(21,046,922)	$9,020,649

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

			July 21, 2006
			(Inception)
	Year Ended	Year Ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009
Cash Flows from Operating Activities:
Net loss	$(346,998)	$(19,553,948)	$(19,942,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	-	19,400,000	19,400,000
Gain on settlement of debt	-	(5,660)	(5,660)
Changes in operating assets and liabilities:
Accounts payable	(773)	773	-
Accounts payable (related party)	(7,679)	40,858	57,479
Accrued salaries	128,500	10,000	138,500
Royalties due	100,000	-	100,000
Accrued expenses	32,006	14,687	298,353
Net cash used by operating activities	(94,944)	(93,290)	(192,750)
Cash Flows from Investing Activities
Mineral claim fees	(10,361)	-	(10,361)
Net Cash used by investing activities	(10,361)	-	(10,361)
Cash Flows from Financing Activities:
Proceeds from promissory notes	49,000	4,730	53,730
Payment made as settlement of promissory notes	-	(4,730)	(4,730)
Contributed of capital	-	25,272	25,272
Proceeds from sale of common stock	40,480	91,000	136,480
Net cash provided by financing activities	89,480	116,272	210,752
Change in cash	(15,825)	22,982	7,641
Beginning cash	23,466	484	-
Ending cash	$7,641	$23,466	$7,641

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Forgiveness of debt (related party)	$-	$51,319	$51,819

Issuance of common stock for mineral rights	$-	$28,750,000	$28,750,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2009

1.           Nature of Operations and Continuance of Business

Dana Resources (the "Company") was organized under the laws of the State of Wyoming on July 21, 2006 under its former name DanaPC.com. The Company’s business was originally to develop a website to give consumers information on commonly encountered problems with personal computers. In February 2008, the Company’s major shareholders sold their positions. At this time the Company’s new management changed the business direction to exploring and mining for gold. The Company has acquired natural resource properties in Peru, South America (see Note 7). Additionally, the Company will no longer engage in the computer business as the Company has not yet generated revenue from that business model. On September 24, 2008, the Company incorporated a wholly owned Peruvian subsidiary, Dana Resources SAC. The Company has not yet generated any revenues from planned principal operations and is considered an exploration stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

2.           Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. As of June 30, 2009, the Company had no revenues and an accumulated deficit of $21,046,922. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as at June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

3.           Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is June 30.

b) Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dana Resources, SAC, a Peruvian company. All intercompany balances and transactions have been eliminated in consolidation.

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

Based upon the Company's business plan, it is an exploration stage company as defined by Statement of Financials Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As an exploration stage company, the Company discloses the deficit accumulated during the exploration stage as well as the cumulative statements of operations, stockholders’ equity and cash flows from inception to the current balance sheet date.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e) Financial Instruments

The carrying value of cash, accounts payable and accrued expenses approximates their fair value because of the short maturity of these instruments.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

3.           Summary of Significant Accounting Policies (continued)

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

3.           Summary of Significant Accounting Policies (continued)

j) Long-Lived Assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment and disposal of whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of the asset less cost to sell.

k) Mineral property costs

The Company has been in the exploration stage since February 2008 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

l) Reclassifications

Certain amounts in the June 30, 2008 financial statements have been reclassified to conform to the June 30, 2009 presentation. These reclassifications had no effect on the previously reported net loss. Specifically these items are common stock and retained earnings.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

3.           Summary of Significant Accounting Policies (continued)

m) Recently Enacted Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2011. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2011. The Company does not expect that the adoption of SFAS 167 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending June 30, 2011. This will not have an impact on the results of the Company.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

4.           Stockholders’ Equity (Deficit)

a) Common Stock

The Company has authorized an unlimited number of shares of $.001 par value common stock and preferred stock. In July 2006, in connection with its organization, the Company issued 1,120,000,000 shares of common stock to various individuals including 700,000,000 shares which were issued to an officer/shareholder of the Company; the remaining 420,000,000 shares were issued to various individuals for cash of $16,000. Additionally, the financial statements reflect a change in par value from no par value to $.001 per share effected on June 30, 2008.

In November 2006, an entity related to a stockholder performed legal services valued at $500 in connection with the Company's registration statement on Form SB-2. The related payable was forgiven by the law firm and was accounted for as a contribution to capital.

The Company effected a 70-for-1 forward stock split as of February 20, 2008. Certain shareholders cancelled shares held by them in connection with the forward stock split. These shares represent 394,800,000 shares subject to a Lockup Agreement dated July 31, 2007 as well as 674,999,290 shares owned by the sole officer and director at that time. The total number of cancelled shares is 1,069,799,290 shares, 50,200,710 shares remained outstanding after the stock split.

For the period ended March 31, 2008, a director of the Company contributed $15,272 for working capital purposes and waived any rights of repayment.

During the quarter ended March 31, 2008, the outstanding accounts payable, accrued salary and amounts due to related parties were forgiven by some shareholders and treated as contributed capital totaling $51,319.

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000 of which, the CEO of the Company contributed $10,000 and waived any rights of repayment.

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

4.           Stockholders’ Equity (Deficit) (continued)

a) Common Stock (continued)

On October 13, 2008, the Company sold 13,500 shares of common stock for $13,500.

On October 31, 2008, the Company canceled 25,000,710 shares of common stock; there was no consideration paid and the shares canceled are reflected in the financial statements.

As of June 30, 2009, there are 50,320,480 shares issued and outstanding

b) Stock Option Plan

In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan ("the Plan"). The Plan provides for the granting of qualified and non-qualified stock options to issue up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company. Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors. The Plan limits awards to directors, officers and employees to $100,000 of compensation per year. The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company. The exercise price of a non-qualified option must be at least 85% of the market price. The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company. At June 30, 2009, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

5.           Notes payable

On April 22, 2008, the Company received loans of $1,800 and $2,930 bearing interest at 5% per annum and due on April 22, 2009. As of June 30, 2008, these loans have been paid in full.

On February 15, 2009, the Company issued a loan of $5,000 bearing interest at 5% per annum and due on the earlier of December 31, 2009 or within 7 days of the Completion of borrowing by the Company of more than $100,000.

On April 22, 2009, the Company issued a loan of $5,000 bearing interest at 5% per annum and due on the earlier of December 31, 2009 or within 7 days of the Completion of borrowing by the Company of more than $100,000.

On June 23, 2009, the Company issued three loans of $13,000 each for total proceeds of $39,000 all of which bear interest at 5% per annum and are due on the earlier of June 23, 2010 or within 7 days of the Completion of borrowing by the Company of more than $1,000,000.

As of June 30, 2009 a balance of $49,000 remains due.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

6.           Related Party Transactions

a) The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices, as needed, at no expense to the Company. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein.

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

e) As of June 30, 2008 and 2007, outstanding advances made to the Company by Len De Melt, the Company’s current president, respectively, were $7,679. As of June 30, 2009, all outstanding advances have been repaid.

7.           Mineral Rights and Impairment

The Company entered into an agreement dated June 3, 2008 to acquire 19 precious and base metal mining claims in Peru, South America for 25,000,000 shares of restricted common stock and the payment of a 1.5% net smelter royalty with a minimum royalty payment of $10,000 per month regardless of extraction. The Company issued 25,000,000 shares, valuing the asset at the fair value of the underlying stock as of the agreement date which was $28,750,000. On June 30, 2009 and June 30, 2008, the Company evaluated the asset for potential impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

7.           Mineral Rights and Impairment (continued)

The Company purchased the rights to approximately 1,100,000 ounces of estimated gold reserves. The Company anticipates extracting at least 1% of the total reserves; or approximately 11,000 ounces. Utilizing an average spot price of gold as of June 30, 2008 of $850 per oz., the estimated fair value of the rights was determined to be $9,350,000. The difference between the carrying value of $28,750,000 and the fair value of $9,350,000 which totaled $19,400,000 was recorded as impairment during 2008. The average spot price of gold as of June 30, 2009 was $940 per oz. therefore no impairment charge was recorded during 2009.

At present the Company has been issued a default notice on its mineral rights obligations due to non payment of the monthly royalty fees. As of June 30, 2009 the Company has not paid the monthly obligation. A balance of $100,000 has been accrued as royalty fees due under the Mineral rights agreement. A dispute as to the validity of the default notice exists between the selling party and the Company. At present the dispute has not be resolved and the Company is at risk of losing its mineral rights. In the event that we lose our mineral rights a total asset value of $9,360,361 will be impaired, resulting in total assets of $7,641. The decrease would represent 99% of our total assets.

8.           Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements"("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy: Level 1 Inputs - Quoted prices for identical instruments in active markets, Level 2 Inputs - Quoted prices for similar instruments in active markets: quoted prices for identical or similar instruments in markets that are not active: and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Level 3 Inputs - Instruments with primarily unobservable value drivers. The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on an annual basis as of June 30, 2009.

Fair Value Measurement Using:
		Quoted Prices in Active
		Markets for Identical
		Assets
Description	Year Ended 6/30/09	(Level 1)	Total Gain (Loss)

Mineral rights	$9,360,361	$10,340,000	$979,639

In accordance with the provisions of Statement 144, long lived assets held and used with a carrying amount of $9,360,361 were deemed to not be impaired as of June 30, 2009.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

9.           Commitments

On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial Operator and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month commencing in May 2008 for an indefinite term. The Company has accrued $70,000 as of June 30, 2009.

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000, of which $10,000 were contributed by the CEO and the remaining $15,000 were to be paid in October 2008. The Company has accrued $15,000 in accrued expenses.

On June 3, 2008, the Company entered into a Mineral Rights agreement with Angelo XXI. As per the agreement, the Company will pay Mr. Rosales $10,000 per month for royalties for the land, commencing in September 2008. The agreement was amended on October 1, 2008 to state that a minimum of $10,000 per month in royalties are due regardless of extractions. The Company has accrued $100,000 as of June 30, 2009. At present the Company has been issued a default notice for the unpaid royalty fees. A dispute as to the validity of the default notice exists between the selling party and the Company. At present the dispute has not be resolved and the Company is at risk of losing its mineral rights. In the event that we lose our mineral rights a total asset value of $9,360,361 will be impaired, resulting in total assets of $7,641. The decrease would represent 99% of our total assets.

On June 21, 2008, the Company entered into an employment agreement with Elmer Rosales effective September 1, 2008. The agreement stated compensation expense of $5,000 per month free of income taxes; this was calculated to be about $6,850 per month. The company is currently disputing the validity of this agreement. For conservative purposes the Company has accrued for $68,500 representing all salaries due under the employment agreement. As of June 30, 2008, no amounts have been paid under the agreement.

10.          Income Tax

At June 30, 2009 and 2008, the Company had a federal operating loss carry forward of approximately $500,000 and $171,000, respectively, which begins to expire in 2026. The provision for income taxes are $0, for the years ended June 30, 2009 and 2008.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30:

	2009	2008
Deferred tax assets:
Net operating loss carry forward	$175,084	$58,115
Total deferred tax assets	175,084	58,115
Less: Valuation Allowance	(175,084)	(58,115)
Net Deferred Tax Assets	$-	$-

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

10.          Income Tax (continued)

The valuation allowance for deferred tax assets as of June 30, 2009 and 2008 was $175,084 and $58,115, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended June 30:

	2009	2008
Federal statutory tax rate	(35)%	(34)%
Change in valuation allowance	35%	34%

11.          Subsequent Events

On August 5, 2009, the Company received a letter of default on its mineral rights agreement due to nonpayment of the $10,000 monthly royalty fees. The Company is currently disputing the validity of the default notice.

On August 13, 2009, the Company issued a loan agreement for cash proceeds of $79,965 bearing interest at 5% per annum and due on the earlier of August 13, 2010 or within 7 days of the Completion of borrowing by the Company of more than $100,000.

On August 18, 2009, the Company issued a loan agreement for cash proceeds of $29,965 bearing interest at 5% per annum and due on the earlier of August 13, 2010 or within 7 days of the Completion of borrowing by the Company of more than $100,000.

In August 2009, the Company paid approximately $27,000 towards principle and interest payment of two notes issued on June 23, 2009 with principle balances of $13,000 each.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the period ended June 30, 2009 have been included in this form 10-K in reliance upon De Joya Griffith & Company LLC, Certified Public Accountants & Consultants.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Internal Control over Financial Reporting

Our management’s evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, we determined that the following deficiencies constituted a material weakness, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

De Joya Griffith & Company LLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of June 30, 2009.

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

Len De Melt, Director President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, and Treasurer.

Mr. De Melt is an engineering technologist and a graduate of the Haileybury School of Mines. He also holds a Bachelor of Arts degree in business and economics and a diploma of mechanical studies from the British Columbia Institute of Technology. He has held management positions with 12 mining companies internationally and was instrumental in starting and building six mines, including Gulf Oil's Rabbit Lake mine (uranium), Syncrude mine (oil sands), Denison Mines' Quintette (coal), Homestake's Golden Bear mine (gold), BHP's Ekati mine (diamonds) and Goldust's Croiner mine (gold). Mr. De Melt is well known within the mining industry and brings nearly 30 years of project management and mine development experience to the company. He was a director of several public and private mining companies, including Norsemont Resources Inc. and Vena Resources Inc. Mr. De Melt is 62 years old, and has been self-employed for the past five years. Mr. De Melt is currently the Chairman and a Director of Nilam Resources Inc (OTCBB: NILR.OB ). He does not hold any other directorships in any other companies subject to U.S. reporting requirements. There are no family relationships between Mr. De Melt and any other directors or officers of the Dana Resources.

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

Significant Employees

Other than the directors and officer described above, as of October 13, 2009, we did not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officer or directors.

No Legal Proceedings

We have been issued a default notice on our mineral rights obligations due to non payment of the monthly royalty fee due. As of June 30, 2009, the Company has not made any payments towards the royalty fees agreed upon and has accrued for a total of $100,000. A dispute as to the validity of the default notice exists between the selling party and Dana. As of October 13, 2009, the dispute has not been resolved and we are potentially at risk of losing our mineral rights. In the event that we lose our mineral rights a total asset value of $9,360,361 will be impaired, resulting in total assets of $7,641. The decrease would represent 99% of our total assets. Concurrently with the dispute of our mineral rights, our Chairman has threatened to resign. As of October 13, 2009 our dispute with our Chairman has not been resolved.

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

  Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on the fact that we do not have a class of securities registered under the Section 12 of the Securities Exchange Act of 1934, none of our 10% shareholders, directors or officers has been required to file reports under Section 16(a) of the Securities Exchange Act of 1934.

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

Nominating Committee

As of October 13, 2009, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation .

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

Summary Compensation Table for Directors and Officers

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
							Nonqualified
						Nonequity	deferred
Name and				Stock	Option	incentive plan	compensation	All Other
Principal		Salary	Bonus	Awards	Awards	compensation	earnings	Compensation	Total
Position	Year	$	$	$	$	$	$	$	$
Len De Melt (1)	2008	10,000	0	0	0	0	0	0	10,000
	2009	60,000							60,000
Elmer Moses Rosales Castillo (2)	2008	0	0	0	0	0	0	0	0
	2009	68,500	0	0	0	0	0	0	68,500

(1)	Len De Melt is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
(2)	Elmer Moses Rosales Castillo (Elmer Rosales) is the Chairman of our Board of Directors and President of Dana Resources, SAC, our Peruvian subsidiary

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

On June 3, 2008, we entered into an Agreement for the Assignment of Mining Rights (the “Angelo XXI Agreement”) between us and SMRL Angelo XXI. Pursuant to that Agreement, we have appointed Elmer Rosales as the Chairman of our Board of Directors. We have also agreed to pay to Mr. Rosales a net production royalty of 1.5% of the proceeds of minerals mined and sold from the properties. Also, a minimum royalty of $10,000 per month is due regardless of extraction. Any amounts paid will be deductible from any net production royalties payable to SMRL Angelo XXI.

On June 21, 2008, we entered into an employment agreement with Elmer Rosales effective September 1, 2008. The agreement stated compensation expense of $5,000 per month free of income taxes; this was calculated to be about $6,850 per month. We are currently disputing the validity of this agreement. For conservative purposes we have accrued for $68,500 representing all salaries due under the employment agreement.

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

Change of Control

As of October 13, 2009, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of October 13, 2009, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of October 13, 2009, there were 50,320,480 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	Len De Melt (2) 810 Malecon Cisneros Miraflores Lima, Peru R5 18	2,020,000	4.01%
Common	Elmer Moses Rosales Castillo Casimiro Espejo 150 San Isidro, Lima Peru (3)	25,000,000 (4)	49.68%
	All Officers and Directors as a Group	27,020,000	53.69%
Total		27,020,000	53.69%

(1)	Based on 50,320,480 issued and outstanding shares of common stock as of October 13, 2009 plus common shares issuable to the individual security holder upon exercise of options and warrants.
(2)	Len De Melt is our President, Secretary, Treasurer, Chief Executive Officer, Principal Accounting Officer and our director.
(3)	Elmer Moses Rosales Castillo is our director and the Chairman of our Board of Directors
(4)

Includes 2,000,000 shares held by SMRL Virgen De Las Nieves IV, a Peruvian corporation. To our knowledge Elmer Moses Rosales Castillo had sole voting and dispositive control over securities held by SMRL Virgen De Las Nieves IV. Item 13. Certain Relationships, Related Transactions, and Director Independence

Item 13. Certain Relationships, Related Transactions, and Director Independence.

Not Applicable.

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

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, De Joya Griffith & Company LLC, for the audit of our annual financial statements for the years ended June 30, 2009 and June 30, 2008 and any other fees billed for other services rendered De Joya Griffith & Company LLC during that period.

	Fees (July 1, 2008 to June 30, 2009)	Fees (July 21, 2007 to June 30, 2008)
Description of Service		2008)
	($)	($)
Audit fees	20,000	20,000
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	20,000	20,000

Part IV

Item 15 . Exhibits and Financial Statement Schedules

a) (1) Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit	Exhibit
Number	Description
3.1	Certificate (Articles) of Incorporation as filed with the Wyoming Secretary of State on July 21, 2006.
3.2	Certificate of Amendment changing our name from Dana PC Inc., to Dana Resources filed with the Wyoming Secretary of State on February 5, 2008.
3.3	Certificate of Amendment establishing a par value of 0.001 for our common and preferred stock filed with the Wyoming Secretary of State on October 13, 2009.
10.1	Letter of Intent between Dana Resources and SMRL Angelo XXI dated March 8, 2008. (1)
10.2	Management Agreement between Dana Resources and Len De Melt dated April 29, 2008.
10.3	Agreement for the Assignment of Mining Rights between Dana Resources and SMRL Angelo XXI date June 3, 2008. (2)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dana Resources

Date: October 13, 2009	By: /s/ Len De Melt
Len De Melt
President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Len De Melt	President, Chief Executive Officer, Chief Financial Officer, Principal	October 13, 2009
Len De Melt	Accounting Officer, Secretary, Treasurer and Director