Form 10-Q/A
period 2009-03-31
Dana Resources
filed 2009-10-16
CIK 1378036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-138471

DANA RESOURCES
(Name of Small Business Issuer in its charter)

Wyoming	N/A
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

810 Malecon Cisneros
Miraflores, Lima Peru R5 18
(Address of principal executive offices)

380 44 331 6201
Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [   ]    No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 13, 2009 the registrant had 50,320,480 shares of common stock outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, which the Registrant previously filed with the Securities and Exchange Commission on May 15, 2009 (the “Original Filing”). The Registrant has restated its previously issued March 31, 2009 financial statements for matters related to the following previously reported item: the Registrant discovered that it had erroneously understated the accrued liabilities account balance by $62,805 which consequently increased expenses in the same amount. Except as related to the error set forth herein, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

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

Dana Resources
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

March 31, 2009

DANA RESOURCES
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	As of
	2009	June 30,
	(Restated)	2008
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$1,137	$23,466

Total current assets	1,137	23,466

Mineral rights	9,350,000	9,350,000

Total assets	$9,351,137	$9,373,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,500	$773
Accounts payable (related party)	-	7,679
Accrued salaries	102,950	10,000
Royalties due	70,000	-
Accrued expenses	63,457	27,847

Total current liabilities	243,907	46,299

Total liabilities	243,907	46,299

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; unlimited authorized; none issued and outstanding	-	-
Common stock; $.001 par value; unlimited authorized
50,320,480 and 75,280,710 issued and outstanding, respectively	50,322	75,281
Additional paid in capital	30,017,249	29,951,810
Deficit accumulated during the exploration stage	(20,960,341)	(20,699,924)

Total stockholders' equity	9,107,230	9,327,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,351,137	$9,373,466

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three	Three	Nine	Nine	July 21,
	Months	Months	Months	Months	2006
	Ended	Ended	Ended	Ended	(Inception)
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
	(Restated)		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative
expenses	27,195	1,793	30,833	2,531	54,844
Payroll expense	35,550	9,000	92,950	27,000	152,951
Professional fees	7,269	3,220	66,584	17,220	136,853
Mining Expenses	-	-	-	-	25,000
Land claim fees	-	-	-	-	22,303
Royalties	30,000		70,050		70,050
Total expenses	100,014	14,013	260,417	46,751	462,001

Loss from operations	(100,014)	(14,013)	(260,417)	(46,751)	(462,001)

Other income (expense)
Gain on debt settlement	-	5,660	-	5,660	5,660
Loss on impairment	-	-	-	-	(19,400,000)

Total other income (expense)	-	5,660	-	5,660	(19,394,340)

Net loss	$(100,014)	$(8,353)	$(260,417)	$(41,091)	$(19,856,341)

Net loss per share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	50,320,480	661,515,000	61,482,878	892,010,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited) (Restated)

							Deficit
							Accumulated
	Preferred	Preferred	Common	Common	Additional	Common	During the
	Stock	Stock	Stock	Stock	Paid-In	Stock	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Stage	Total

Balance at Inception July 21, 2006	-	$-	-	$-	$-	$-	$-	$-

Stock issued for cash and
subscription receivable	-	-	1,120,000,000	1,120,000	-	(11,000)	(1,104,000)	5,000
Forgiveness of debt - related party	-	-	-	-	500	-	-	500
Net loss	-	-	-	-	-	-	(41,976)	(41,976)
Balance at June 30, 2007	-	-	1,120,000,000	1,120,000	500	(11,000)	(1,145,976)	(36,476)

Shares cancelled	-	-	(1,069,799,290)	(1,069,799)	1,069,799	-	-	-
Proceeds from subscription	-	-	-	-	-	11,000	-	11,000
Contributed capital	-	-	-	-	15,272	-	-	15,272
Forgiveness of debt - related party	-	-	-	-	51,319	-	-	51,319
Shares issued for mineral rights	-	-	25,000,000	25,000	28,725,000	-	-	28,750,000
Shares issued for cash	-	-	80,000	80	79,920	-	-	80,000
Contributed capital - mining expenses	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(19,553,948)	(19,553,948)
Balance at June 30, 2008	-	-	75,280,710	$75,281	$29,951,810	-	$(20,699,924)	$9,327,167

Shares issued for cash	-	-	40,480	41	40,439	-	-	40,480
Shares cancelled	-	-	(25,000,710)	(25,000)	25,000	-	-	-

Net loss	-	-	-	-	-	-	(260,417)	(260,417)
Balance at March 31, 2009 (unaudited)	-	$-	50,320,480	$50,322	$30,017,249	$-	$(20,960,341)	$9,107,230

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine	Nine	July 21, 2006
	Months	Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2009	2008	2009
	(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:

Net loss	$(260,417)	$(32,738)	$(19,856,341)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral rights	-	-	19,400,000
Gain on settlement of debt	-	-	(5,660)

Changes in operating assets and liabilities:
Accounts payable	6,727	4,000	7,500
Accounts payable (related party)	(7,679)	18,519	57,478
Accrued salaries	92,950		102,950
Royalties due	70,000		70,000
Accrued expenses	35,610	-	63,457
Net cash used by operating activities	(62,809)	(10,219)	(160,615)

Cash Flows from Financing Activities:

Proceeds from promissory notes	-	-	4,730
Payment made as settlement of promissory notes	-	-	(4,730)
Contributions of capital	-	-	25,272
Proceeds from sale of common stock	40,480	10,000	136,480
Net cash provided by financing activities	40,480	10,000	161,752

Change in cash	(22,329)	(219)	1,137

Beginning cash	23,466	484	-

Ending cash	$1,137	$265	$1,137

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Forgiveness of debt (related party)	$-	$-	$51,819

Issuance of common stock for mineral rights	$-	$-	$28,750,000

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

2.           Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. As of March 31, 2009, the Company had no revenues and an accumulated deficit of $20,960,341. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as at June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
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

f)     Stock-Based Compensation

The Company has one stock-based employee compensation plan (See Note 5b). The Company accounts for its plan under the recognition and measurement principles of SFAS 123R, "Share Based Payment" and related Interpretations. The Company has not issued any stock options or warrants.

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

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
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

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
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

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

4.           Restatement

The Company has restated its previously issued March 31, 2009 financial statements for matters related to the following previously reported item: the Company discovering that it had erroneously understated the accrued liabilities account balance by $62,805 which consequently increased expenses in the same amount.. The accompanying financial statements for the period ended March 31, 2009 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction". The following is a summary of the restatements for March 31, 2009:

Increase (decrease) of previously reported accrued expenses:

- Increase of accrued expenses	$62,805

Total increase in previously reported accrued expenses	62,805

Increase of previously reported stockholder's equity:

- total increase in net loss due to correction of errors	(62,805)

Total increase in previously reported stockholders' equity	$(62,805)

Effects of above referenced adjustments on net loss:

Increase of previously reported General and Administrative Expenses:	$26,955
Decrease of previously reported salary expense:	(22,050)
Decrease of previously reported professional fees:	(12,100)
Increase of previously reported royalties:	70,000

Total increase in net loss	$62,805

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

4.           Restatement (continued)

The effect on the Company's previously issued March 31, 2009 financial statements are summarized as follows:

BALANCE SHEETS
March 31, 2009

	Previously	Net
	Reported	Change	Restated
ASSETS
Current assets
			-
Cash	$1,137	$-	$1,137

Total current assets	1,137	-	1,137

Mineral rights	9,350,000	-	9,350,000

Total assets	$9,351,137	$-	$9,351,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$7,500	$-	$7,500
Accounts payable (related party)	-	-	-
Accrued expenses	173,602	62,805	236,407

Total current liabilities	181,102	62,805	243,907

Total liabilities	181,102	62,805	243,907
STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; unlimited authorized;	-	-	-
none issued and outstanding
Common stock; $.001 par value; unlimited authorized
50,320,480 and 75,280,710 issued and outstanding,
respectively	50,322	-	50,322
Additional paid in capital	30,017,249	-	30,017,249
Deficit accumulated during the exploration stage	(20,897,536)	(62,805)	(20,960,341)

Total stockholders' equity	9,170,035	(62,805)	9,107,230

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,351,137	$-	$9,351,137

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

4.           Restatement (continued)

STATEMENTS OF OPERATIONS

	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31, 2009	March 31, 2009	March 31, 2009
	Previously Reported	Net	Restated
	(Unaudited)	Change	(Unaudited)

Revenues	$-	$-	$-

Expenses
General and administrative expenses	240	26,955	27,195
Payroll expense	45,000	(9,450)	35,550
Professional fees	1,269	6,000	7,269
Mining Expenses	-		-
Land claim fees	-		-
Royalties	-	30,000	30,000
Total expenses	46,509	53,505	100,014

Loss from operations	(46,509)	(53,505)	(100,014)

Other income (expense)
Gain on debt settlement	-	-	-
Loss on impairment	-	-	-

Total other income (expense)	-	-	-

Net loss	$(46,509)	$(53,505)	$(100,014)

Net loss per share basic	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	50,320,480	50,320,480	50,320,480

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

4.           Restatement (continued)

STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended
	March 31, 2009	March 31, 2009	March 31, 2009
	Previously Reported	Net	Restated
	(Unaudited)	Change	(Unaudited)

Revenues	$-	$-	$-

Expenses

General and administrative expenses	3,878	26,955	30,833
Payroll expense	115,000	(22,050)	92,950
Professional fees	78,684	(12,100)	66,584
Mining Expenses	-	-	-
Land claim fees	-	-	-
Royalties	50	70,000	70,050
Total expenses	197,612	62,805	260,417

Loss from operations	(197,612)	(62,805)	(260,417)

Other income (expense)
Gain on debt settlement
Loss on impairment	-	-	-

Total other income (expense)	-	-	-

Net loss	$(197,612)	$(62,805)	$(260,417)

Net loss per share basic	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares	61,482,878	61,482,878	61,482,878

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

4.           Restatement (continued)

STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2009	March 31, 2009	March 31, 2009
	Previously stated	Net	Restated
	(Unaudited)	Change	(Unaudited)

Cash Flows Used by Operating Activities:	(62,809)	-	(62,809)

Cash Flows Provided by Financing Activities:	40,480	-	40,480

5.           Stockholders’ Equity (Deficit)

a)   Common Stock

The Company has authorized an unlimited number of shares of $.001 par value common stock and preferred stock. In July 2006, in connection with its organization, the Company issued 1,120,000,000 (post-split) shares of common stock to various individuals including 700,000,000 (post-split) shares which were issued to an officer/shareholder of the Company; the remaining 420,000,000 shares were issued to various individuals for cash of $16,000. Additionally, the financial statements reflect a change in par value from no par value to $.001 per share effected on June 30, 2008.

In November 2006, an entity related to a stockholder performed legal services valued at $500 in connection with the Company's registration statement on Form SB-2. The related payable was forgiven by the law firm and was accounted for as a contribution to capital.

The Company effected a 70-for-1 forward stock split as of February 20, 2008. Certain shareholders cancelled shares held by them in connection with the forward stock split. These shares represent 394,800,000 (post-split) shares subject to a Lockup Agreement dated July 31, 2007 as well as 674,999,290 (post-split) shares owned by the sole officer and director at that time. The total number of cancelled shares is 1,069,799,280 (post-split) shares, 50,200,710 shares remained outstanding after the stock split. All share amounts have been retroactively restated for all periods presented.

For the period ended March 31, 2008, a director of the Company contributed $15,272 for working capital purposes and waived any rights of repayment.

During the quarter ended March 31, 2008, the outstanding accounts payable, accrued salary and amounts due to related parties were forgiven by some shareholders and treated as contributed capital totaling $51,319.

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

5.           Stockholders’ Equity (Deficit) (continued)

a)     Common Stock (continue)

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000 of which the CEO of the Company contributed $10,000 and waived any rights of repayment.

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

DANA RESOURCES
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

6.           Related Party Transactions

a)

The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices, as needed, at no expense to the Company. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein.

b)

An officer and shareholder advanced $1,800 to pay web development costs during the quarter ended March 31, 2007. The same officer and shareholder has accrued salary of $35,550 for the fifteen months ended March 31, 2008 at the rate of $3,000 per month. As of June 30, 2008, the balance due was forgiven.

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

8.         Commitments

On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial Operator and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month commencing in May 2008 for an indefinite term. The Company has accrued $55,000 as of March 31, 2009.

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000, of which $10,000 were contributed by the CEO and the remaining $15,000 were to be paid in October 2008. The Company has accrued $15,000 in accrued expenses.

On June 3, 2008, the Company entered into a Mineral Rights agreement with Angelo XXI. As per the agreement, the Company will pay Mr. Rosales $10,000 per month for royalties for the land, commencing in September 2008. The agreement was amended on October 1, 2008 to state that a minimum of $10,000 per month in royalties are due regardless of extractions. The Company has accrued $70,000 as of March 31, 2009.

On June 21, 2008, the Company entered into an employment agreement with Elmer Rosales effective September 1, 2008. The agreement stated compensation expense of $5,000 per month free of income taxes; this was calculated to be about $6,850 per month. The Company is currently disputing the validity of this agreement. For conservative purposes the Company has accrued for $47,950 representing all salaries due under the employment agreement. As of March 31, 2009, no amounts have been paid under the agreement.

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

Results of Operations for the Period From July 21, 2006 (Date of Inception) to March 31, 2009 and for the Three Months Ended March 31, 2009

Lack of Revenues

We are an exploration stage company with limited operations since our inception on July 21, 2006 to March 31, 2009. We have not generated any revenues. As of March 31, 2009, we had total assets of $9,351,137 and total liabilities of $243,907. Since our inception to March 31, 2009, we have accumulated a deficit of $20,960,341. We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $462,001 since our inception on July 21, 2006 to March 31, 2009, including $54,844 in general and administrative expenses, $152,951 in payroll expense, $136,853 in professional fees (including accounting, auditing and legal fees), $25,000 in mining expenses, $22,303 in land claim fees and $70,050 in royalties due. It has not been determined whether there are proven or probable reserves on our properties. We have therefore recognized total impairment losses of mineral property acquisition costs of $19,400,000 from our inception to March 31, 2009.

Our total expenses increased by $86,001 to $100,014 for the three months ended March 31, 2009 from $14,013 for the three months ended March 31, 2008. For the three months ended March 31, 2009, total expenses were comprised of $27,195 in general and administrative expenses, $35,550 in payroll expenses $7,269 in professional fees and $30,000 in royalties.

For the three months ended March 31, 2008 our total expenses of $14,013 consisted of $1,793 in general and administrative expenses, $9,000 in payroll expense and $3,220 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on July 21, 2006 to March 31, 2009, we have incurred a net loss of $19,856,341. For the three months ended March 31, 2009, we incurred a net loss of $100,014 compared to a net loss of $14,013 for the same period in 2008, which is an increase in net loss of $86,001 between the two periods resulting from increased general and administrative, royalties due and payroll expense for the three months ended March 31, 2009.

Results of Operations for the Nine Months Ended March 31, 2009

Lack of Revenues

We did not earn any revenues during the nine months ended March 31, 2009 and we do not foresee earning any revenues during the next 12 months.

Expenses

During the nine months ended March 31, 2009, we incurred total expenses of $260,417, an increase of $213,666 from total expenses of $46,751 for the nine months ended March 31, 2008.

Total expenses for the nine months ended March 31, 2009 were comprised of $30,833 in general and administrative expenses, $92,950 in payroll expense , $66,584 in professional fees and $70,050 in royalties.

Total expenses for the nine months ended March 31, 2008 were comprised of $2,531 in general and administrative expenses, $27,000 in payroll expense and $17,220 in professional fees. There were no royalties for the nine months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, we had cash of $1,137 in our bank account and a working capital deficit of $242,770, an increase of $219,937 from our working capital deficit of $22,833 at December 31, 2008. We had total assets valued at $9,351,137 and incurred total liabilities of $243,907 as at March 31, 2009.

Our net loss from inception on July 21, 2006 to March 31, 2009 was $19,856,341. Net loss includes a non-cash item of $19,400,000 for impairment of our mineral rights based on a more conservative method of valuation of accounting for asset valuation. To date, our operations have been funded primarily through equity financing. We have raised a total of $136,480 from sales of our common stock.

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

Significant Accounting Policies

Exploration Stage Company

Based upon the Company's business plan, it is an exploration stage company as defined by Statement of Financials Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As an exploration stage company, the Company discloses the deficit accumulated during the exploration stage as well as the cumulative statements of operations, stockholders’ equity (deficit) and cash flows from inception to the current balance sheet date.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment and disposal of whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets, including mineral properties, to be disposed of are reported at the lower of the carrying amount or fair value of the asset less cost to sell (refer to Note 7).

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits

Exhibit	Description
Number
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dana Resources

By: / s / Len De Melt
Date: October 16, 2009	Len De Melt
President, Chief Executive Officer, Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and Director