Form 10-Q
period 2009-09-30
Dana Resources
filed 2009-11-24
CIK 1378036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes [X]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 23, 2009 the registrant had 52,775,480 shares of common stock outstanding.

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

Dana Resources
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

September 30, 2009

DANA RESOURCES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$14,052	$7,641

Total current assets	14,052	7,641

Deposit on mineral concession	4,680,180	9,360,361

Total assets	$4,694,232	$9,368,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued salaries	$174,051	$138,500
Royalties due	130,000	100,000
Accrued expenses	27,927	59,853
Notes Payable	142,915	49,000

Total current liabilities	474,893	347,353

Total liabilities	474,893	347,353

STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value; unlimited authorized; none issued and	-	-
outstanding
Common stock; $.001 par value; unlimited authorized
50,320,480 and 50,320,480 issued and outstanding, respectively	50,322	50,322
Additional paid in capital	30,017,249	30,017,249
Deficit accumlated during the exploration stage	(25,848,232)	(21,046,922)

Total stockholders' equity	4,219,339	9,020,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,694,232	$9,368,002

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	July 21, 2006
	Ended	Ended	(Inception)
	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-

Expenses
General and administrative expenses	22,954	1,508	88,500
Payroll expense	45,050	25,000	233,550
Professional fees	22,523	27,973	169,756
Mining Expenses	-	-	25,000
Land claim fees	-	-	22,253
Royalties	30,000	50	130,050
Total expenses	120,527	54,531	669,109

Loss from operations	(120,527)	(54,531)	(669,109)

Other income (expense)
Interest expense	(602)		(602)
Gain on debt settlement	-	-	5,660
Loss on impairment	(4,680,181.00)	-	(24,080,181)

Total other income (expense)	(4,680,783.00)		(24,075,123)

Net loss	$(4,801,310)	$(54,531)	$(24,744,232)

Net loss per share basic	$(0.10)	$(0.00)

Weighted average number of shares	50,320,480	61,482,878

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							Accumulated
	Preferred	Preferred	Common	Common	Additional	Common	During the
	Stock	Stock	Stock	Stock	Paid-In	Stock	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Stage	Total
Balance at Inception July 21, 2006	-	$-	-	$-	$-	$-	$-	$-

Stock issued for cash and subscription receivable	-	-	1,120,000,000	1,120,000	-	(11,000)	(1,104,000)	5,000
Forgiveness of debt - related party	-	-			500			500
Net loss	-	-					(41,976)	(41,976)

Balance at June 30, 2007	-	-	1,120,000,000	1,120,000	500	(11,000)	(1,145,976)	(36,476)

Shares cancelled	-	-	(1,069,799,290)	(1,069,799)	1,069,799	-	-	-
Proceeds from subscription	-	-	-	-	-	11,000	-	11,000
Contributed capital	-	-	-	-	15,272	-	-	15,272
Fogiveness of debt - related party	-	-	-	-	51,319	-	-	51,319
Shares issued for mineral rights	-	-	25,000,000	25,000	28,725,000	-	-	28,750,000
Shares issued for cash	-	-	80,000	80	79,920	-	-	80,000
Contributed capital - mining expenses	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(19,553,948)	(19,553,948)

Balance at June 30, 2008	-	-	75,280,710	$75,281	$29,951,810	-	$(20,699,924)	$9,327,167

Shares issued for cash	-	-	40,480	41	40,439	-	-	40,480

Shares cancelled	-	-	(25,000,710)	(25,000)	25,000	-	-	-

Net loss	-	-	-	-	-	-	(346,998)	(346,998)

Balance at June 30, 2009	-	$-	50,320,480	$50,322	$30,017,249	$-	$(21,046,922)	$9,020,649

Net loss	-	-	-	-	-	-	(4,801,310)	(4,801,310)

Balance at June 30, 2009	-	$-	50,320,480	$50,322	$30,017,249	$-	$(25,848,232)	$4,219,339

DANA RESOURCES
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			July 21, 2006
	Nine Months Ended	Nine Months Ended	(Inception) Through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:

Net loss	$(4,801,310)	$(54,531)	$(24,744,232)

Adustments to reconcile net loss to net cash used
in operating activities:
Impairment of mineral rights	4,680,181	-	24,080,181
Gain on settlement of debt	-	-	(5,660)

Changes in operating assets and liabilities:
Accounts payable- related party	-	(7,679)	-
Accrued salarie	35,551	-	174,051
Accrued royalties	30,000	-	130,000
Accrued expenses	(31,926)	42,270	85,406
Net cash used by operating activities	(87,504)	(19,940)	(280,254)

Cash Flows from Investing Activities:
Mineral claim fees	(10,361)	-	(10,361)
Net cash used by investing activities	(10,361)	-	(10,361)

Cash Flows from Financing Activities:
Proceeds from promissory notes	124,915	-	178,645
Payment made as settlement of promissory notes	(31,000)	-	(35,730)
Contributions of captial	-	-	25,272
Proceeds from sale of common stock	-	13,500	136,480
Net cash provided by financing activities	93,915	13,500	304,667

Change in cash	6,411	(6,440)	14,052

Beginning cash	7,641	23,466	-

Ending cash	$14,052	$17,026	$14,052

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Forgiveness of debt (related party)	$-	$-	$51,819
Issuance of common stock for mineral rights	$-	$-	$28,750,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009

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

2.           Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. As of September 30, 2009, the Company had no revenues and an accumulated deficit of $25,848,232. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as at September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Quarter Ended September 30, 2009

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

h)    Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 21, 2006 (Date of inception) through September 30, 2009, the Company had no potentially dilutive securities. The per share calculation reflects the effect of the stock split on a retroactive basis.

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
For the Quarter Ended September 30, 2009

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

Due to the pending litigation regarding its mineral asset and the uncertainty of its legal status as to rights and ownership, the Company has reclassified its mineral asset as a deposit on mineral concessions. In addition, in order to conservatively report is financial status, the Company has impaired the value of its deposit on mineral concessions by 50% due to the uncertainty of recourse on amounts paid for the mineral concessions and pending outcome of a final legal determination of its rights and ownership. Due to this management intends to amend its June 30, 2009 year end financial statements.

l)    Reclassifications

Certain amounts in the June 30, 2009 financial statements have been reclassified to conform to the September 30, 2009 presentation. These reclassifications had no effect on the previously reported net loss. Specifically these items are mineral rights to deposit on mineral concessions. Management intends to restate the June 30, 2009 financial statements to reflect the reclassification.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Quarter Ended September 30, 2009

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
For the Quarter Ended September 30, 2009

4.           Stockholders’ Equity (Deficit) (continued)

a)    Common Stock (continued)

On October 13, 2008, the Company sold 13,500 shares of common stock for $13,500.

On October 31, 2008, the Company canceled 25,000,710 shares of common stock; there was no consideration paid and the shares canceled are reflected in the financial statements.

As of September 30, 2009, there are 50,320,480 shares issued and outstanding.

b)    Stock Option Plan

In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan ("the Plan"). The Plan provides for the granting of qualified and non-qualified stock options to issue up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company. Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors. The Plan limits awards to directors, officers and employees to $100,000 of compensation per year. The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company. The exercise price of a non-qualified option must be at least 85% of the market price. The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company. At September 30, 2009, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

5.           Notes payable

On April 22, 2008, the Company received loans of $1,800 and $2,930 bearing interest at 5% per annum and due on April 22, 2009. As of June 30, 2008, these loans have been paid in full.

On February 15, 2009, the Company issued a loan of $5,000 bearing interest at 5% per annum and due on the earlier of December 31, 2009 or within 7 days of the Completion of borrowing by the Company of more than $100,000. As of September 30, 2009, this loan has been paid in full.

On April 22, 2009, the Company issued a loan of $5,000 bearing interest at 5% per annum and due on the earlier of December 31, 2009 or within 7 days of the Completion of borrowing by the Company of more than $100,000.

On June 23, 2009, the Company issued three loans of $13,000 each for total proceeds of $39,000 all of which bear interest at 5% per annum and are due on the earlier of June 23, 2010 or within 7 days of the Completion of borrowing by the Company of more than $1,000,000. As of September 30, 2009, $26,000 of principle has been paid, $13,000 remains due.

During the three month period ending, the Company issued three loans totaling $124,915 all of which bear interest at 5% per annum and are due on the earlier of August 13, 2010 or within 7 days of the Completion of borrowing by the Company of more than $1,000,000.

As of September 30, 2009 a balance of $142,915 remains due. Interest expense for the three month period ended September 30, 2009 and 2008 totaled $602 and $0, respectively.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Quarter Ended September 30, 2009

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

e)    As of June 30, 2008 and 2007, outstanding advances made to the Company by Len De Melt, the Company’s current president, respectively, were $7,679. As of September 30, 2009, all outstanding advances have been repaid.

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
For the Quarter Ended September 30, 2009

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

In September 2009, the Company received a notice of termination on its mineral rights agreement and completion of mining claims assignment due to non payment of the monthly royalty fees, see Note 8 for further discussions. As of September 30, 2009 the Company has not paid the monthly obligation. A balance of $130,000 has been accrued as royalty fees due under the Mineral rights agreement. A dispute as to the validity of the notice of termination exists between the selling party and the Company which the Company plans to pursue legal action to resolve this matter. In the event the Company does not prevail resolving this legal matter, the mineral rights and/or consideration given towards the mineral rights agreement with a value of $9,360,361 will be impaired.

Due to the pending litigation regarding the mineral rights agreement and the uncertainty of its legal status as to rights and ownership to the mineral assets, the Company has reclassified its mineral asset as a deposit on mineral claims. In addition, in order to conservatively report is financial status, the Company has impaired the value of its deposit on mineral claims by 50% due to the uncertainty of recourse on amounts paid for the mineral assets and pending outcome of a final legal determination of its rights and ownership. As a result of the foregoing, management intends to amend its June 30, 2009 year end annual financial statements to reclassify the mineral claims as a deposit on mineral claims.

8.           Commitments

On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial Operator and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month commencing in May 2008 for an indefinite term. The Company has accrued $85,000 as of September 30, 2009.

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Quarter Ended September 30, 2009

8.           Commitments (continued)

On June 3, 2008, the Company entered into a Mineral Rights agreement with Angelo XXI. As per the agreement, the Company will pay Mr. Rosales $10,000 per month for royalties for the land, commencing in September 2008. The agreement was amended on October 1, 2008 to state that a minimum of $10,000 per month in royalties are due regardless of extractions. The Company has accrued $130,000 as of September 30, 2009. In September 2009, the Company received a notice of termination resulting principally from the unpaid royalty fees. A dispute as to the validity of the notice of termination exists between the selling party and the Company which the Company plans to pursue legal action to resolve this matter.

On June 21, 2008, the Company entered into an employment agreement with Elmer Rosales effective September 1, 2008. The agreement stated compensation expense of $5,000 per month free of income taxes; this was calculated to be about $6,850 per month. The company is currently disputing the validity of this agreement. For conservative purposes the Company has accrued for $89,050 representing all salaries due under the employment agreement. As of September 30, 2009, no amounts have been paid under the agreement.

9.           Subsequent Events

The Company has evaluated subsequent events through November 23, 2009, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Results of Operations for the Period From July 21, 2006 (Date of Inception) to September 30, 2009 and for the Three Months Ended September 30, 2009

Lack of Revenues

We are an exploration stage company with limited operations since our inception on July 21, 2006 to September 30, 2009. We have not generated any revenues. As of September 30, 2009, we had total assets of $4,694,232 and total liabilities of $474,893. Since our inception to September 30, 2009, we have accumulated a deficit of $25,848,232. We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $669,109 since our inception on July 21, 2006 to September 30, 2009, including $88,500 in general and administrative expenses, $233,550 in payroll expense, $169,756 in professional fees (including accounting, auditing and legal fees), $25,000 in mining expenses and $22,253 in land claim fees.

Our total expenses increased by $65,996 to $120,527 for the three months ended September 30, 2009 from $54,531 for the three months ended September 30, 2008. For the three months ended September 30, 2009, total expenses were comprised of $22,954 in general and administrative expenses, $45,050 in payroll expenses, $22,523 in professional fees and $30,000 in royalties.

For the three months ended September 30, 2008 our total expenses of $54,531 consisted of $1,508 in general and administrative expenses, $25,000 in payroll expense and $27,973 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on July 21, 2006 to September 30, 2009, we have incurred a net loss of $24,744,232. For the three months ended September 30, 2009, we incurred a loss from operations of $120,527 compared to a loss from operations of $54,531 for the same period in 2008, which is an increase in loss from operations of $65,996 between the two periods resulting from increased general and administrative and payroll expense for the three months ended September 30, 2009.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended June 30, 2008, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended June 30, 2008. As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We have been issued a notice of termination on its mineral rights agreement and completion of mining claims assignment due to non payment of the monthly royalty fees, As of September 30, 2009, the Company has not made any payments towards the royalty fees. A dispute as to the validity of the notice of termination exists between the selling party and Dana. As of November 23, 2009, the dispute has not been resolved. We plan on initiating legal action in Peru to come to a final determination of the status of our mineral rights.

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

Dana Resources

By: / s / Len De Melt
Date: November 23, 2009	Len De Melt
President, Chief Executive Officer, Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and Director