Form 10-K/A
period 2009-06-30
Dana Resources
filed 2009-12-08
CIK 1378036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K /A
Amendment No. 1

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 31, 2008
(computed by reference to the latest price at which the common equity was sold; $0.0029): $132,048

Number of common shares outstanding at October 13, 2009: 50,320,480

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which the Registrant previously filed with the Securities and Exchange Commission on October 14, 2009 (the “Original Filing”). The Registrant is filing this Amendment because on September 2009, the Company received a notice of termination on its mineral rights agreement and completion of mining claims assignment due to non payment of the monthly royalty fees. The mineral rights amount in the June 30, 2009 financial statements have been reclassified to deposit on mineral concession due to the uncertainty of its legal status as to rights and ownership to the mineral assets. These reclassifications had no effect on the previously reported net loss.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended. Except as set forth below, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-K or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

Item 8. Financial Statements and Supplementary Data

Our fiscal year end is June 30. We will provide audited financial statements to our stockholders on an annual basis. Our audited financial statements as of June 30, 2009 follow as pages F-1 through F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dana Resouces
Miraflores, Lima Peru R5 18

We have audited the accompanying balance sheets of Dana Resources (An Exploration Stage Company) as of June 30, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from Inception (July 21, 2006) through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dana Resources (An Exploration Stage Company) as of June 30, 2009 and 2008 and the results of its operations and cash flows for the years then ended and from inception Inception (July 21, 2006) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the Company’s mineral rights for the year ended June 30, 2009 have been restated from previously reported amounts. We also audited the adjustments described in Note 12 that were applied to restate the 2009 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

October 8, 2009, except for Note 12, as to which is dated December 3, 2009

2580 Anthem Village Dr., Henderson, NV 89052	Member Firm with
Telephone (702) 563-1600 • Facsimile (702) 920-8049	Russell Bedford International

DANA RESOURCES
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2009	June 30, 2008
	(Audited)	(Audited)
	(Restated)
ASSETS

Current assets
Cash	$7,641	$23,466

Total current assets	7,641	23,466

Deposit on mineral concession	9,360,361	9,350,000

Total assets	$9,368,002	$9,373,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$-	$773
Accounts payable (related party)	-	$7,679
Accrued salaries	138,500	10,000
Royalties due	100,000
Accrued expenses	59,853	27,847
Notes payable	49,000	-

Total current liabilities	347,353	46,299

Total liabilities	347,353	46,299

STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value; unlimited authorized; none issued and	-	-
outstanding
Common stock; $.001 par value; unlimited authorized
50,320,480 and 75,280,710 issued and outstanding, respectively	50,322	75,281
Additional paid in capital	30,017,249	29,951,810
Deficit accumlated during the exploration stage	(21,046,922)	(20,699,924)

Total stockholders' equity	9,020,649	9,327,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,368,002	$9,373,466

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year	For the Year	July 21, 2006
	Ended	Ended	(Inception)
	June 30, 2009	June 30, 2008	June 30, 2009
	(Audited)	(Audited)	(Audited)

Revenues	$-	$-	$-

Expenses
General and administrative expenses	41,484	15,336	65,546
Payroll expense	128,500	37,000	188,500
Professional fees	76,964	60,019	147,233
Mining expenses	-	25,000	25,000
Land claim fees		22,253	22,253
Royalties	100,050	-	100,050
Total expenses	346,998	159,608	548,582

Loss from operations	(346,998)	(159,608)	(548,582)

Other income (expense)
Gain on debt settlement	-	5,660	5,660
Loss on impairment	-	(19,400,000)	(19,400,000)

Total other income (expense)		(19,394,340.00)	(19,394,340)

Net loss	$(346,998)	$(19,553,948)	$(19,942,922)

Net loss per share basic	$(0.01)	$(0.03)

Weighted average number of shares	58,692,278	729,395,879

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							Accumulated
	Preferred	Preferred	Common	Common	Additional	Common	During the
	Stock	Stock	Stock	Stock	Paid-In	Stock	Exploration
	Shares	Value	Shares	Value	Capital	Subscribed	Stage	Total
Balance at Inception July 21, 2006	-	$-	-	$-	$-	$-	$-	$-

Stock issued for cash and subscription receivable	-	-	1,120,000,000	1,120,000	-	(11,000)	(1,104,000)	5,000
Forgiveness of debt - related party	-	-			500			500
Net loss	-	-					(41,976)	(41,976)

Balance at June 30, 2007	-	-	1,120,000,000	1,120,000	500	(11,000)	(1,145,976)	(36,476)

Shares cancelled	-	-	(1,069,799,290)	(1,069,799)	1,069,799	-	-	-
Proceeds from subscription	-	-	-	-	-	11,000	-	11,000
Contributed capital	-	-	-	-	15,272	-	-	15,272
Fogiveness of debt - related party	-	-	-	-	51,319	-	-	51,319
Shares issued for mineral rights	-	-	25,000,000	25,000	28,725,000	-	-	28,750,000
Shares issued for cash	-	-	80,000	80	79,920	-	-	80,000
Contributed capital - mining expenses	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(19,553,948)	(19,553,948)

Balance at June 30, 2008	-	-	75,280,710	$75,281	$29,951,810	-	$(20,699,924)	$9,327,167

Shares issued for cash	-	-	40,480	41	40,439	-	-	40,480

Shares cancelled	-	-	(25,000,710)	(25,000)	25,000	-	-	-

Net loss	-	-	-	-	-	-	(346,998)	(346,998)

Balance at June 30, 2009 (Audited)	-	$-	50,320,480	$50,322	$30,017,249	$-	$(21,046,922)	$9,020,649

DANA RESOURCES
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			July 21, 2006
	Year Ended	Year Ended	(Inception) Through
	June 30, 2009	June 30, 2008	June 30, 2009
	(Audited)	(Audited)	(Audited)
			(Restated)
Cash Flows from Operating Activities:

Net loss	$(346,998)	$(19,553,948)	$(19,942,922)

Adustments to reconcile net loss to net cash used
in operating activities:
Impairment of mineral deposit	-	19,400,000	19,400,000
Gain on settlement of debt	-	(5,660)	(5,660)

Changes in operating assets and liabilities:
Accounts payable	(773)	773	-
Accounts payable (related party)	(7,679)	40,858	57,479
Accrued expenses	22,006	24,687	59,853
Net cash used by operating activities	(333,444)	(93,290)	(431,250)

Cash Flows from Investing Activities:
Mineral claim fees	(10,361)	-	(10,361)
Net cash used by investing activities	(10,361)	-	(10,361)

Cash Flows from Financing Activities:
Proceeds from promissory notes	49,000	4,730	4,730
Payment made as settlement of promissory notes	-	(4,730)	(4,730)
Contributions of captial	-	25,272	25,272
Proceeds from sale of common stock	40,480	91,000	136,480
Net cash provided by financing activities	89,480	116,272	161,752

Change in cash	(254,325)	22,982	(269,498)

Beginning cash	23,466	484	-

Ending cash	$(230,859)	$23,466	$(269,498)

Supplemental Disclosures
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities
Forgiveness of debt (related party)	$-	$-	$51,819
Issuance of common stock for mineral deposit	$-	$-	$28,750,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended June 30, 2009

1.           Nature of Operations and Continuance of Business

Dana Resources (the "Company") was organized under the laws of the State of Wyoming on July 21, 2006 under its former name DanaPC.com. The Company’s business was originally to develop a website to give consumers information on commonly encountered problems with personal computers. In February 2008, the Company’s major shareholders sold their positions. At this time the Company’s new management changed the business direction to exploring and mining for gold. The Company has made a deposit on mineral concessions for natural resource properties in Peru, South America (see Note 7). Additionally, the Company will no longer engage in the computer business as the Company has not yet generated revenue from that business model. On September 24, 2008, the Company incorporated a wholly owned Peruvian subsidiary, Dana Resources SAC. The Company has not yet generated any revenues from planned principal operations and is considered an exploration stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

c) Exploration Stage Company

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate, structure, and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. Once we resolve the ownership of our mineral claims, we plan to initially concentrate on completing a comprehensive review of all the data available from the previous exploration of the properties subject to our mineral deposit and carry out surveys to identify potential drill targets. To that end, we have not completed a plan of operation or exploration and have not anticipated the cost of exploring our mineral properties. We intend to complete a plan of operation and exploration once we have completed the title registration of our mineral properties. There is no assurance that we will be able to accurately anticipate the cost of exploring our mineral properties or obtain the financing necessary to complete any plan of exploration. This could prevent us from achieving revenues.

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

l) Reclassifications

Certain amounts in the June 30, 2008 financial statements have been reclassified to conform to the June 30, 2009 presentation. These reclassifications had no effect on the previously reported net loss. Specifically these items are common stock and retained earnings. Additionally, mineral rights were reclassified to deposit on mineral concessions resulting in the restatement of these financial statements.

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

7.           Deposit on Mineral Concessions and Impairment

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

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

7.           Deposit on Mineral Concessions and Impairment (continued)

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

In September 2009, the Company received a notice of termination on its mineral rights agreement and completion of mining claims assignment due to non payment of the monthly royalty fees, see Note 9 for further discussions. As of June 30, 2009 the Company has not paid the monthly obligation. A balance of $100,000 has been accrued as royalty fees due under the Mineral rights agreement. A dispute as to the validity of the notice of termination exists between the selling party and the Company which the Company plans to pursue legal action to resolve this matter. In the event the Company does not prevail resolving this legal matter, the mineral rights and/or consideration given towards the mineral rights agreement with a value of $9,360,361 will be impaired.

Due to the pending litigation regarding the mineral rights agreement and the uncertainty of its legal status as to rights and ownership to the mineral assets, the Company has reclassified its mineral asset as a deposit on mineral claims. In addition, in order to conservatively report is financial status, the Company has impaired the value of its deposit on mineral claims by 50% due to the uncertainty of recourse on amounts paid for the mineral assets and pending outcome of a final legal determination of its rights and ownership. As a result of the foregoing, management intends to amend its June 30, 2009 year end annual financial statements to reclassify the mineral claims as a deposit on mineral concessions.

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

In September 2009, the Company received a notice of termination on its mineral rights agreement and completion of mining claims assignment due to non payment of the monthly royalty fees, see Note 9 for further discussions.

DANA RESOURCES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Year Ended June 30, 2009

12.        Restatement

The Company has restated its previously issued June 30, 2009 financial statements for matters related to the following previously reported item: due to a dispute as to the validity of the Company’s mineral rights, the Company has reclassified its Mineral Rights Asset as a Mineral Deposit. The accompanying financial statements for the year ended June 30, 2009 have been restated to reflect the corrections in accordance with SFAS No. 154, "Accounting Change and Error Correction". The following is a summary of the restatements for June 30, 2009:

Increase (decrease) in mineral rights	$(9,360,361)
Mineral rights	$-

Increase (decrease) in mineral deposit	$9,360,361
Mineral Deposit	$9,360,361

The effect on the Company's previously issued June 30, 2009 financial statements are summarized as follows:

BALANCE SHEETS
June 30, 2009

	Previously	Net
	Reported	Change	Restated
ASSETS
Current assets
			-
Cash	$7,641	$-	$7,641

Total current assets	7,641	-	7,641

Mineral rights	9,360,361	(9,360,361)	-
Deposit on mineral concession (see Note 7 as to change
from mineral rights)	-	9,360,361	9,360,361

Total assets	$9,368,002	$9,360,361	$9,368,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$-	$-	$-
Accounts payable (related party)	-	-	-
Accrued salaries	138,500	-	138,500
Royalties due	100,000	-	100,000
Accrued expenses	59,853	-	59,853
Notes payable	49,000	-	49,000
Total current liabilities	347,353	-	347,353

Total liabilities	347,353	-	347,353
STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; unlimited authorized;	-	-	-
none issued and outstanding
Common stock; $.001 par value; unlimited authorized
50,320,480 and 75,280,710 issued and outstanding,
respectively	50,322	-	50,322
Additional paid in capital	30,017,249	-	30,017,249
Deficit accumulated during the exploration stage	(21,046,922)	-	(21,046,922)

Total stockholders' equity	9,020,649	-)	9,020,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,368,002	$-	$9,368,002

F-17

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

None

Part IV

Item 15 . Exhibits and Financial Statement Schedules a) (1) Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit	Exhibit
Number	Description
3.1	Certificate (Articles) of Incorporation as filed with the Wyoming Secretary of State on July 21, 2006 (1)
3.2	Certificate of Amendment changing our name from Dana PC Inc., to Dana Resources filed with the Wyoming Secretary of State on February 5, 2008 (1)
3.3	Certificate of Amendment establishing a par value of 0.001 for our common and preferred stock filed with the Wyoming Secretary of State on October 13, 2009 (1)
10.1	Letter of Intent between Dana Resources and SMRL Angelo XXI dated March 8, 2008 (1)
10.2	Management Agreement between Dana Resources and Len De Melt dated April 29, 2008 (1)
10.3	Agreement for the Assignment of Mining Rights between Dana Resources and SMRL Angelo XXI date June 3, 2008 (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously Filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dana Resources

Date: December 8 , 2009	By: /s/ Len De Melt
Len De Melt
President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Len De Melt	President, Chief Executive Officer, Chief Financial Officer, Principal	December 8 , 2009
Len De Melt	Accounting Officer, Secretary, Treasurer and Director