Form 10-Q
period 2009-12-31
Dana Resources
filed 2010-02-22
CIK 1378036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

380 44 331 6201

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐     No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 22, 2010 the registrant had 88,437,980 shares of common stock outstanding.

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

Dana Resources

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

December 31, 2009

DANA RESOURCES

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 9,505	$ 7,641

Total current assets	9,505	7,641

Deposit on mineral concession	-	9,360,361

Total assets	$ 9,505	$ 9,368,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$ 38,531	$ 59,853
Accrued salaries	189,051	138,500
Accrued royalties	160,000	100,000
Notes Payable	152,915	49,000

Total current liabilities	540,497	347,353

Total liabilities	540,497	347,353

STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value; unlimited authorized; none issued and	-	-
outstanding
Common stock; $.001 par value; unlimited authorized
57,820,480 and 50,320,480 issued and outstanding, respectively	57,822	50,322
Additional paid in capital	30,584,749	30,017,249
Accumulated other comprehensive income	(181)	-
Deficit accumulated during the exploration stage	(31,173,382)	(21,046,922)

Total stockholders' equity	(530,992)	9,020,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,505	$ 9,368,002

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Three Months	Six Months	Six Months	July 21, 2006
	Ended		Ended	Ended	Ended	(Inception)
	September 30, 2009		September 30, 2008	December 31, 2009	December 31, 2008	December 31, 2009
Revenues	$ -		$ -	$ -	$ -	$ -

Expenses
General and administrative expenses	7,886		1,508	30,840	3688	96,386
Payroll expense	25,500		25,000	70,550	70000	259,050
Professional fees	26,532		27,973	49,055	77414	196,288
Mining Expenses	-		-	-	-	25,000
Land claim fees	-		-	-	-	22,253
Royalties	30,000		50	60,000	-	160,050
Total expenses	89,918		54,531	210,445	151,102	759,027

Loss from operations	(89,918)		(54,531)	(210,445)	(151,102)	(759,027)

Other income (expense)
Interest expense	(555,052)			(555,654)	-	(555,654)
Gain on debt settlement	-		-	-	-	5,660
Loss on impairment	(4,680,180)		-	(9,360,361)	-	(28,760,361)

Total other income (expense)	(5,235,232)			(9,916,015)	-	(29,310,355)

Net loss	$ (5,325,150)		$ (54,531)	$ (10,126,460)	$ (151,102)	$ (30,069,382)

Other comprehensive income (loss)
Foreign exchange adjustment	(181)			(181)		(181)

Net comprehensive income (loss)	$ (5,325,331)		$ -	$ (10,126,641)		$ (30,069,563)

Net loss per share basic	$ (0.10)	#	$ (0.00)	$ (0.20)	$ (0.00)

Weighted average number of shares	53,205,095	#	61,482,878	51,754,906	68,612,905

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

								Deficit
								Accumulated
					Additional	Accum Other	Common	During the
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Paid-In	Comprehensive	Stock	Exploration
	Shares	Value	Shares	Value	Capital	Income	Subscribed	Stage	Total
Balance at Inception July 21, 2006	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

Stock issued for cash and subscription receivable	-	-	1,120,000,000	1,120,000	-	-	(11,000)	(1,104,000)	5,000
Forgiveness of debt - related party	-	-	-	-	500	-	-		500
Net loss	-	-	-	-	-	-	-	(41,976)	(41,976)

Balance at June 30, 2007	-	-	1,120,000,000	1,120,000	500		(11,000)	(1,145,976)	(36,476)

Shares cancelled	-	-	(1,069,799,290)	(1,069,799)	1,069,799	-	-	-	-
Proceeds from subscription	-	-	-	-	-	-	11,000	-	11,000
Contributed capital	-	-	-	-	15,272	-	-	-	15,272
Forgiveness of debt - related party	-	-	-	-	51,319	-	-	-	51,319
Shares issued for mineral rights	-	-	25,000,000	25,000	28,725,000	-	-	-	28,750,000
Shares issued for cash	-	-	80,000	80	79,920	-	-	-	80,000
Contributed capital - mining expenses	-	-	-	-	10,000	-	-	-	10,000
Net loss	-	-	-	-	-	-	-	(19,553,948)	(19,553,948)

Balance at June 30, 2008	-	-	75,280,710	$ 75,281	$ 29,951,810		-	$ (20,699,924)	$ 9,327,167

Shares issued for cash	-	-	40,480	41	40,439	-	-	-	40,480

Shares cancelled	-	-	(25,000,710)	(25,000)	25,000	-	-	-	-

Net loss	-	-	-	-	-	-	-	(346,998)	(346,998)

Balance at June 30, 2009	-	$ -	50,320,480	$ 50,322	$ 30,017,249		$ -	$ (21,046,922)	$ 9,020,649

Share issued for debt settlement	-	-	2,500,000	2,500	272,500	-	-	-	275,000
Share issued for debt settlement	-	-	5,000,000	5,000	295,000	-	-	-	300,000
Foreign exchange adjustment	-	-	-	-	-	(181.00)	-	-	(181)
Net loss	-	-	-	-	-	-	-	(10,126,460)	(10,126,460)

Balance at December 31, 2009	-	$ -	57,820,480	$ 57,822	$ 30,584,749	$ (181)	$ -	$ (31,173,382)	$ (530,992)

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			July 21, 2006
	Six Months Ended	Six Months Ended	(Inception) Through
	December 31, 2009	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:

Net loss	$ (10,126,460)	$ (151,102)	$ (30,069,382)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral rights	9,360,361	-	28,760,361
Gain on settlement of debt	-	-	(5,660)
Non-cash interest expense	555,000		555,000
Changes in operating assets and liabilities:
Accounts payable	-	12,192	-
Accounts payable- related party	-	(7,679)	-
Accrued salaries	50,551	-	189,051
Accrued royalties	60,000	-	160,000
Accrued expenses	(21,322)	89,158	96,010
Net cash used by operating activities	(121,870)	(57,431)	(314,620)

Cash Flows from Investing Activities:
Mineral claim fees	-	-	(10,361)
Net cash used by investing activities	-	-	(10,361)

Cash Flows from Financing Activities:
Proceeds from promissory notes	154,915	-	208,645
Payment made as settlement of promissory notes	(31,000)	-	(35,730)
Contributions of capital	-	-	25,272
Proceeds from sale of common stock	-	40,480	136,480
Net cash provided by financing activities	123,915	40,480	334,667

Change in cash	2,045	(16,951)	9,686
Effect on foreign exchange	(181)		(181)
Beginning cash	7,641	23,466	-

Ending cash	$ 9,505	$ 6,515	$ 9,505

Supplemental Disclosures
Cash Paid For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Schedule of Non-Cash Investing and Financing Activities
Forgiveness of debt (related party)	$ -	$ -	$ 51,819
Issuance of common stock for mineral rights	$ -	$ -	$ 28,750,000
Shares issued as debt settlement	$ 20,000	$ -	$ 20,000

The Accompanying Notes are an Integral Part of these Financial Statements

DANA RESOURCES

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended December 31, 2009

1.

Nature of Operations and Continuance of Business

Dana Resources (the "Company") was organized under the laws of the State of Wyoming on July 21, 2006 under its former name DanaPC.com.  The Company’s business was originally to develop a website to give consumers information on commonly encountered problems with personal computers.  In February 2008, the Company’s major shareholders sold their positions.  At this time the Company’s new management changed the business direction to exploring and mining for gold.  The Company has acquired natural resource properties in Peru, South America (see Note 7).  Additionally, the Company will no longer engage in the computer business as the Company has not yet generated revenue from that business model.  As of December 31, 2009, no further operations or activity were present within Dana Resources Peru S.A.C. and no further operations are anticipated in the future.  On September 24, 2008, the Company incorporated a wholly owned Peruvian subsidiary, Dana Resources SAC.  On February 2, 2010, the Company incorporated a wholly owned Peruvian subsidiary, Dana Mining Corp. S.A.C. to run its operations in Peru.  The Company has not yet generated any revenues from planned principal operations and is considered an exploration stage company as defined by the Financial Accounting Standards Board’s Accounting Standard Codification (FASB ASC) 915 “Development Stage Entities”.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

2.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not yet been successful in establishing profitable operations.  As of December 31, 2009, the Company had no revenues and an accumulated deficit of $31,173,382.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s financial statements as at December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

DANA RESOURCES

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Quarter Ended December 31, 2009

3.

Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company's fiscal year-end is June 30.

b) Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dana Mining Corp. S.A.C, a Peruvian company.  All intercompany balances and transactions have been eliminated in consolidation.

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

Based upon the Company's business plan, it is an exploration stage company as defined by the Financial Accounting Standards Board’s Accounting Standard Codification (FASB ASC) 915 “Development Stage Entities.”  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As an exploration stage company, the Company discloses the deficit accumulated during the exploration stage as well as the cumulative statements of operations, stockholders’ equity and cash flows from inception to the current balance sheet date.

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

For the Year Ended December 31, 2009

3.

Summary of Significant Accounting Policies (continued)

 f) Stock-Based Compensation

The Company has one stock-based employee compensation plan (See Note 4b).  The Company accounts for its plan under the recognition and measurement principles of FASB ASC 718-10, "Compensation – Stock Compensation" and related Interpretations.  The Company has not issued any stock options or warrants.

g) Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740 “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

h) Loss Per Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”, and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 21, 2006 (Date of inception) through December 31, 2009, the Company had no potentially dilutive securities.  The per share calculation reflects the effect of the stock split on a retroactive basis.

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

For the Quarter Ended December 31, 2009

3.

Summary of Significant Accounting Policies (continued)

j) Long-Lived Assets

In accordance with FASB ASC 360-10 "Property Plant and Equipment," long-lived assets to be held and used are analyzed for impairment and disposal of whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value of the asset less cost to sell.

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

Due to the pending litigation regarding its mineral asset and the uncertainty of its legal status as to rights and ownership, the Company has reclassified its mineral asset as a deposit on mineral concessions.  In addition, in order to conservatively report its financial status, the Company has impaired the value of its deposit on mineral concessions by 100% due to the uncertainty of recourse on amounts paid for the mineral concessions and pending outcome of a final legal determination of its rights and ownership.  As of December 31, 2009, no legal action has been taken to recover the title.

l) Reclassifications

Certain amounts in the June 30, 2009 financial statements have been reclassified to conform to the December 31, 2009 presentation.  These reclassifications had no effect on the previously reported net loss.  Specifically these items are mineral rights to deposit on mineral concessions.

DANA RESOURCES

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Quarter Ended December 31, 2009

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

For the Quarter Ended December 31 2009

4.

Stockholders’ Equity (Deficit) (continued)

a) Common Stock (continued)

On October 13, 2008, the Company sold 13,500 shares of common stock for $13,500.

On October 31, 2008, the Company canceled 25,000,710 shares of common stock; there was no consideration paid and the shares canceled are reflected in the financial statements.

On October 21, 2009, the Company issued 2,500,000 shares as full settlement of principal and interest in the amount of $5,090.  The shares were issued at a discount to ensure recoverability to our creditor.  The Company recorded the value of the shares based on the market price of the date of grant of $0.11 per shares.  The value assigned was $275,000.  The difference in value of $270,000 was recorded as interest expense.

On December 14, 2009, the Company issued 5,000,000 S-8 shares as full settlement of principal in the amount of $15,000.  The shares were issued at a discount to ensure recoverability to our creditor.  The Company recorded the value of the shares based on the market price of the date of grant of $0.06 per shares.  The value assigned was $300,000.  The difference in value of $285,000 was recorded as interest expense.

As of December 31, 2009, there are 57,820,480 shares issued and outstanding.

b) Stock Option Plan

In July 2006, the Board of Directors adopted and the stockholders at that time approved the 2006 Stock Option Plan ("the Plan").  The Plan provides for the granting of qualified and non-qualified stock options to issue up to 2,000,000 shares of common stock to directors, officers, advisors and employees of the Company as well as to employees of companies that do business with the Company.  Awards under the plan will be granted as determined by the Stock Option Committee of the Board of Directors.  The Plan limits awards to directors, officers and employees to $100,000 of compensation per year.  The options will expire after 10 years or 5 years if the option holder owns at least 10% of the common stock of the Company.  The exercise price of a non-qualified option must be at least 85% of the market price.  The exercise price of a qualified option must be at least equal to the market price or 110% of the market price if the option holder owns at least 10% of the common stock of the Company.  At December 31, 2009, no awards had been made and total awards available to be granted from the Plan amounted to 2,000,000 shares.

c) S-8 shares

On December 9, 2009, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 10,000,000 shares.  On December 9, 2009, the Company filed a Form S-8 to register these shares.

DANA RESOURCES

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Quarter Ended December 31 2009

5.

Notes payable

On April 22, 2008, the Company received loans of $1,800 and $2,930 bearing interest at 5% per annum and due on April 22, 2009.  As of June 30, 2008, these loans have been paid in full.

On February 15, 2009, the Company issued a loan of $5,000 bearing interest at 5% per annum and due on the earlier of December 31, 2009 or within 7 days of the Completion of borrowing by the Company of more than $100,000.  As of December 31, 2009, this loan has been paid in full.

On April 22, 2009, the Company issued a loan of $5,000 bearing interest at 5% per annum and due on the earlier of December 31, 2009 or within 7 days of the Completion of borrowing by the Company of more than $100,000.  As of December 31, 2009, this loan has been paid in full.

On June 23, 2009, the Company issued three loans of $13,000 each for total proceeds of $39,000 all of which bear interest at 5% per annum and are due on the earlier of June 23, 2010 or within 7 days of the Completion of borrowing by the Company of more than $1,000,000.  As of December 31, 2009, $26,000 of principle has been paid, $13,000 remains due.

During the three month period ending September 30, 2009, the Company issued three loans totaling $124,915 all of which bear interest at 5% per annum and are due on the earlier of August 13, 2010 or within 7 days of the Completion of borrowing by the Company of more than $1,000,000.  As of December 31, 2009, $15,000 of principal has been paid, $109,915 remains due.

During the three month period ending December 31, 2009, the Company issued two loans totaling $30,000 all of which bear interest at 5% per annum and are due on the earlier of December 15, 2010 or within 7 days of the Completion of borrowing by the Company of more than $1,000,000.

As of December 31, 2009 a balance of $152,915 remains due.  Interest expense for the six month period ended December 31, 2009 and 2008 totaled $555,654 and $0, respectively.

DANA RESOURCES

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Quarter Ended December 31, 2009

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

e) As of June 30, 2008 and 2007, outstanding advances made to the Company by Len De Melt, the Company’s current president, respectively, were $7,679.  As of December 31, 2009, all outstanding advances have been repaid.

f) On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial officer and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month commencing in May 2008 for an indefinite term.  The Company has accrued $100,000 as of December 31, 2009.

7.

Mineral Rights and Impairment

The Company entered into an agreement dated June 3, 2008 to acquire 19 precious and base metal mining claims in Peru, South America for 25,000,000 shares of restricted common stock and the payment of a 1.5% net smelter royalty with a minimum royalty payment of $10,000 per month regardless of extraction.  The Company issued 25,000,000 shares, valuing the asset at the fair value of the underlying stock as of the agreement date which was $28,750,000.  On June 30, 2009 and June 30, 2008, the Company evaluated the asset for potential impairment in accordance with FASB ASC 360-10, “Property Plant and Equipment”.

At the end of June 30, 2008, the Company, in accordance with FASB ASC 360-10, valued the asset for impairment.  Additionally the Company found several reports that showed that the industry traditionally used 2 percent of the asset value, price times ounces, to establish value on the financial statements.  As such, the Company used a formula (as indicated in the following paragraph) and determined that a more conservative approach for asset valuation was appropriate.  The method used by the Company to determine the fair value of the mineral rights as of June 30, 2008 was as follows:

DANA RESOURCES

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Quarter Ended December 31, 2009

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

During September 2009, the Company received a notice of termination on its mineral rights agreement and completion of mining claims assignment due to non payment of the monthly royalty fees, see Note 8 for further discussions.  As of December 31, 2009 the Company has not paid the monthly obligation.  A balance of $160,000 has been accrued as royalty fees due under the Mineral rights agreement.  A dispute as to the validity of the notice of termination exists between the selling party and the Company which the Company plans to pursue legal action to resolve this matter.  The Company has not yet entered into a formal legal action against the seller.

Due to the pending litigation regarding the mineral rights agreement and the uncertainty of its legal status as to rights and ownership to the mineral assets, the Company has reclassified its mineral asset as a deposit on mineral claims.  In addition, in order to conservatively report is financial status, the Company has fully impaired the value of its deposit on mineral claims due to the uncertainty of recourse on amounts paid for the mineral assets and pending outcome of a final legal determination of its rights and ownership.  As of December 31, 2009, no legal action has yet been filed.

8.

Commitments

On April 29, 2008, the Company appointed Len De Melt as the new President and Chief Financial Operator and entered into a management agreement dated April 29, 2008 with the President of the Company for the provision of management services at $5,000 per month commencing in May 2008 for an indefinite term.  The Company has accrued $100,000 as of December 31, 2009.

On May 2, 2008, the Company entered into an agreement with MRC1 Exploraciones to perform an evaluation of the mineral claims for a fee of $25,000, of which $10,000 were contributed by the CEO and the remaining $15,000 were to be paid in October 2008.  The Company has accrued $15,000 in accrued expenses.  As of December 31, 2009 the $15,000 remains as due.

DANA RESOURCES

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Quarter Ended December 31, 2009

8.

Commitments (continued)

On June 3, 2008, the Company entered into a Mineral Rights agreement with Angelo XXI.  As per the agreement, the Company will pay Mr. Rosales $10,000 per month for royalties for the land, commencing in September 2008.  The agreement was amended on October 1, 2008 to state that a minimum of $10,000 per month in royalties are due regardless of extractions.  The Company has accrued $160,000 as of December 31, 2009.  In September 2009, the Company received a notice of termination resulting principally from the unpaid royalty fees.  A dispute as to the validity of the notice of termination exists between the selling party and the Company which the Company plans to pursue legal action to resolve this matter.  See note 7 for additional information.

On June 21, 2008, the Company entered into an employment agreement with Elmer Rosales effective September 1, 2008.  The agreement stated compensation expense of $5,000 per month free of income taxes; this was calculated to be about $6,850 per month.  The Company is currently disputing the validity of this agreement.  For conservative purposes the Company has accrued for $89,051 representing all salaries due under the employment agreement.  As of September 30, 2009, no amounts have been paid under the agreement.  No further accrual of salary was taken as he is no longer employed with the Company.

9.

Subsequent Events

The Company has evaluated subsequent events through February 22, 2010, the date which the financial statements were available to be issued and the following was noted.

On January 13, 2010, the board authorized the issuance of 11,662,500 shares as settlement of debt totaling $28,290 of principal and interest.

On January 22, 2010, the board authorized the issuance of 13,000,000 shares as settlement of debt totaling $24,000 of principal.

On January 22, 2010, the Company received proceeds of $5,965 as advances from consultants to meet Company obligations.

On January 22, 2010, the board authorized the issuance of 6,000,000 shares under a stock subscription for $0.001 per share.

On January 26, 2010, the board authorized the issuance of 2,000,000 S-8 shares as settlement of the advances received by consultants totaling $5,965.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview and Uncertainties

We were incorporated as a Wyoming company on July 21, 2006.  Our business is the acquisition, exploration and development of mineral properties.  We have one wholly owned Peruvian subsidiary, Dana Mining Corp. S.A.C, which is the registered holder of title to 19 patented and unpatented base and precious metal mining properties located in the provinces of Chumbivilcas, Recuay, Piura, Huaytara, Pallasca, and Huancabamba, Peru, all of which we acquired on June 3, 2008.

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

Results of Operations for the Period From July 21, 2006 (Date of Inception) to December 31, 2009 and for the Three Months Ended December 31, 2009

Lack of Revenues

We are an exploration stage company with limited operations since our inception on July 21, 2006 to December 31, 2009.  We have not generated any revenues.  As of December 31, 2009, we had total assets of $9,505 and total liabilities of $540,497.  Since our inception to December 31, 2009, we have accumulated a deficit of $31,173,382.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $759,027 since our inception on July 21, 2006 to December 31, 2009, including $96,386 in general and administrative expenses, $259,050 in payroll expense, $196,288 in professional fees (including accounting, auditing and legal fees), $25,000 in mining expenses, $22,253 in land claim fees and $160,050 in royalties.

Our total operating expenses increased by $35,387 to $89,918 for the three months ended December 31, 2009 from $54,531 for the three months ended December 31, 2008.  For the three months ended December 31, 2009, total expenses were comprised of $7,886 in general and administrative expenses, $25,500 in payroll expenses, $26,532 in professional fees and $30,000 in royalties.

Our other expenses increased to $5,235,232 for the three months ended December 31, 2009 from $0.00 for the three months ended December 31, 2008.  For the three months ended December 31, 2009, other expenses were comprised of $555,052 of interest expenses and $4,680,180 due to loss on impairment of mineral rights deposits.

For the three months ended December 31, 2008 our total expenses of $54,531 consisted of $1,508 in general and administrative expenses, $25,000 in payroll expense $27,973 in professional fees and $50 in royalties.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on July 21, 2006 to December 31, 2009, we have incurred a net loss of $30,069,382.  For the three months ended December 31, 2009, we incurred a net loss of $5,325,150 compared to a net loss of $54,531 for the same period in 2008, which is an increase in net loss of $5,270,619 between the two periods resulting from the loss on impairment of our mineral rights that occurred during the three months ended December 31, 2009.

Results of Operations for the Six Months Ended December 31, 2008

Lack of Revenues

We did not earn any revenues during the six months ended December 31, 2009.

Expenses

During the six months ended December 31, 2009, we incurred total expenses of $10,126,460.

Our total operating expenses increased by $59,343 to $210,445 for the six months ended December 31, 2009 from $151,102 for the six months ended December 31, 2008. For the six months ended December 31, 2009, total operating expenses were comprised of $30,840 in general and administrative expenses, $70,550 in payroll expenses, $49,055 in professional fees and $60,000 in royalties.

Our total other expenses increased by $9, 916,015 to $9,916,015 for the six months ended December 31, 2009 from $0 for the six months ended December 31, 2008.  For the six months ended December 31, 2009, other expenses were comprised of $555,654 of interest expenses and $9,360,361 due to loss on impairment of mineral rights deposits.

For the six months ended December 31, 2008 our total expenses of $151,102 consisted of $3,688 in general and administrative expenses, $70,000 in payroll expense and $77,414 in professional fees.

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

Significant Accounting Policies

Exploration Stage Company

Based upon the Company's business plan, it is an exploration stage company as defined by the Financial Accounting Standards Board’s Accounting Standard Codification (FASB ASC) 915 “Development Stage Entities”.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As an exploration stage company, the Company discloses the deficit accumulated during the exploration stage as well as the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Long-Lived Assets

In accordance with FASB ASC 360-10, “Property Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment and disposal of whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets, including mineral properties, to be disposed of are reported at the lower of the carrying amount or fair value of the asset less cost to sell (refer to Note 7).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended June 30, 2009, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended June 30, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We have been issued a default notice on our mineral rights obligations due to non-payment of the monthly royalty fee due.  As of December 31, 2009, the Company has not made any payments towards the royalty fees.  A dispute as to the validity of the default notice exists between the selling party and Dana.  As of February 22, 2010, the dispute has not been resolved and we have written off our deposit on mineral concessions due to the potential risk we have of losing our deposit on mineral concession.  We plan on initiating legal action in Peru to come to a final determination of the status of our deposit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 21, 2009, we issued 2,500,000 shares of stock to a debtor as full settlement of $5,000.00 worth of debt.  The Shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded to us under Regulation S as the shares were issued in an "offshore transaction", as defined in Rule 902(h) of Regulation and we did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities.  Each stockholder was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person

Item 3.  Defaults Upon Senior Securities.

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

Dana Resources

Date: February 22, 2010	By: /s/ Len De Melt
Len De Melt
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director